Form 10-Q/A
period 2014-06-30
Loxo Oncology, Inc.
filed 2014-10-07
CIK 1581720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Loxo Oncology, Inc. for the quarterly period ended June 30, 2014 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on September 12, 2014, for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 7, 2014

LOXO ONCOLOGY, INC.

By:	/s/ DOV A. GOLDSTEIN, M.D.
Dov A. Goldstein, M.D.
Chief Financial Officer and Director
(Principal Accounting Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1**	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2**	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*†	XBRL Instance Document
101.SCH*†	XBRL Taxonomy Extension Schema Document
101.CAL*†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*†	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*†	XBRL Taxonomy Extension Presentation Linkbase Document

†                     Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

*                     Filed herewith

**              Filed previously