Form 10-Q
period 2014-09-30
Loxo Oncology, Inc.
filed 2014-11-14
CIK 1581720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Common Stock, $0.0001 par value	Shares outstanding as of November 11, 2014: 16,634,063

		Page
PART I- FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of December 31, 2013 and September 30, 2014 (unaudited)	1
	Condensed Statements of Operations (unaudited) for the three months ended September 30, 2013 and 2014, the period from May 9, 2013 (Date of Inception) to September 30, 2013 and the nine months ended September 30, 2014	2
	Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity (unaudited) for the period from January 1, 2014 to September 30, 2014	3
	Condensed Statements of Cash Flows (unaudited) for the period from May 9, 2013 (Date of Inception) to September 30, 2013 and the nine months ended September 30, 2014	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
PART II- OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 4.	Mine Safety Disclosures	51
Item 5.	Other Information	51
Item 6.	Exhibits	51

SIGNATURES		53

PART I

ITEM 1.  FINANCIAL STATEMENTS

LOXO ONCOLOGY, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2013	September 30, 2014
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,994	$118,621
Prepaid expenses with related party and other current assets	17	1,415
Total current assets	15,011	120,036
Property and equipment	—	13
Security deposit	11	23
Total assets	$15,022	$120,072
Liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$221	$207
Accrued expenses	189	520
Total liabilities	410	727
Commitments and contingencies
Redeemable convertible preferred stock:
Series A, $0.0001 par value; 5,156,250 and 0 shares authorized at December 31, 2013 and September 30, 2014, respectively; 2,812,497 and 0 shares issued and outstanding at December 31, 2013 and September 30, 2014, respectively; (liquidation preference of $18,000 at December 31, 2013 and $0 at September 30, 2014)	17,799	—
Series A-1, $0.0001 par value; 500,704 and 0 shares authorized at December 31, 2013 and September 30, 2014, respectively; 500,704 and 0 shares issued and outstanding at December 31, 2013 and September 30, 2014, respectively; (liquidation preference of $12,000 at December 31, 2013 and $0 at September 30, 2014)	7,044	—
Total redeemable convertible preferred stock	24,843	—
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2013 and September 30, 2014	—	—
Common stock, $0.0001 par value; 9,375,000 and 125,000,000 shares authorized at December 31, 2013 and September 30, 2014, respectively; 452,896 and 16,644,229 shares issued and 452,896 and 16,634,063 outstanding at December 31, 2013 and September 30, 2014, respectively	—	2
Additional paid-in capital	59	143,183
Accumulated deficit	(10,290)	(23,840)
Total stockholders’ (deficit) equity	(10,231)	119,345
Total liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity	$15,022	$120,072

See accompanying notes to unaudited condensed financial statements.

LOXO ONCOLOGY, INC.

Condensed Statements of Operations (unaudited)

(in thousands, except share and per share amounts)

			Period From
	Three Months	Three Months	May 9, 2013	Nine Months
	Ended	Ended	(Date of Inception)	Ended
	September 30, 2013	September 30, 2014	to September 30, 2013	September 30, 2014

Operating expenses:
Research and development with related party	$8,149	$2,413	$8,202	$5,405
Research and development	37	2,623	43	4,412
General and administrative	159	1,707	190	3,733
Total operating expenses and net loss	(8,345)	(6,743)	(8,435)	(13,550)

Accretion of redeemable convertible preferred stock	—	(6)	—	(34)

Net loss attributable to common stockholders	$(8,345)	$(6,749)	$(8,435)	$(13,584)

Per share information
Net loss per share of common stock, basic and diluted	$(45.20)	$(0.68)	$(71.52)	$(3.87)
Weighted average shares outstanding, basic and diluted	184,605	9,947,321	117,942	3,510,170

See accompanying notes to unaudited condensed financial statements.

LOXO ONCOLOGY, INC.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity (unaudited)

For the period from January 1, 2014 to September 30, 2014

(in thousands except share and per share amounts)

	Preferred stock							Stockholders’ (deficit) equity
	Series A		Series A-1		Series B			Common stock				Total
									$0.0001	Additional		Stockholders’
									Par	Paid-in	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Total	Shares	Value	Capital	Deficit	Equity
Balance at January 1, 2014	2,812,497	$17,799	500,704	$7,044	—	$—	$24,843	452,896	$—	$59	$(10,290)	$(10,231)

Issuance of common stock due to exercise of vested options	—	—	—	—	—	—	—	114,818	—	167	—	167
Issuance of Series A redeemable convertible preferred stock - March 2014 at $6.40 per share	2,343,753	15,000	—	—	—	—	15,000	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock - April 2014 and June 2014 at $8.9661 per share	—	—	—	—	3,166,233	28,178	28,178	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	26	—	—	—	8	34	—	—	(34)	—	(34)
Conversion of redeemable convertible preferred stock into common stock	(5,156,250)	(32,825)	(500,704)	(7,044)	(3,166,233)	(28,186)	(68,055)	9,932,042	1	68,054	—	68,055
Issuance of common stock in connection with initial public offering and private placement, net of offering costs	—	—	—	—	—	—	—	6,134,307	1	72,365	—	72,366
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	2,572	—	2,572
Net loss	—	—	—	—	—	—	—	—	—	—	(13,550)	(13,550)
Balance at September 30, 2014	—	$—	—	$—	—	$—	$—	16,634,063	$2	$143,183	$(23,840)	$119,345

See accompanying notes to unaudited condensed financial statements.

LOXO ONCOLOGY, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Period From May 9, 2013 (Date of Inception) to September 30, 2013	Nine Months Ended September 30, 2014
Operating activities:
Net loss	$(8,435)	$(13,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	—	1
Issuance of redeemable convertible preferred stock in connection with collaboration agreement	7,044	—
Stock-based compensation	—	2,572
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(375)	(1,230)
Security deposits	—	(12)
Accounts payable	66	(14)
Accrued expenses	203	163
Net cash used in operating activities	(1,497)	(12,070)
Investing activities:
Purchase of property	—	(14)
Net cash used in investing activities	—	(14)
Financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net	17,787	43,178
Proceeds from the issuance of common stock	1	74,331
Payment of deferred financing fees	—	(1,798)
Net cash provided by financing activities	17,788	115,711
Net increase in cash and cash equivalents	16,291	103,627
Cash and cash equivalents—beginning of period	—	14,994
Cash and cash equivalents—end of period	$16,291	$118,621
Supplemental schedule of noncash activities:
Prepayments of non-refundable fees to contract service organizations	$—	$168
Noncash financing activities:
Conversion of redeemable convertible preferred stock into common stock	$—	$68,055

See accompanying notes to unaudited condensed financial statements.

LOXO ONCOLOGY, INC.

Notes to Unaudited Condensed Financial Statements

September 30, 2014

1. Organization and Description of the Business

Loxo Oncology, Inc. (the “Company”) was incorporated on May 9, 2013 in the State of Delaware. The Company develops targeted small molecule therapeutics for the treatment of cancer in genetically defined patient populations. The Company’s development approach translates key scientific insights relating to the oncogenic drivers of cancer into drugs that are potent and highly selective for their intended targets. Such drugs typically achieve high target engagement, which has been correlated with improved tumor response. The Company is also building a pipeline of additional product candidates targeting cancers driven by genetic alterations. The Company operates in one segment and has its principal office in Stamford, Connecticut.

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

Liquidity

At September 30, 2014, the Company had working capital of $119.3 million, an accumulated deficit of $23.8 million, and cash and cash equivalents of $118.6 million. Upon consummation of its initial public offering and the concurrent private placement on August 6, 2014, and the over-allotment exercise on September 5, 2014, the Company received cash proceeds, net of underwriting discounts and commissions, and initial public offering costs of approximately $72.4 million. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and pre-clinical testing, and commercialization of the Company’s products will require significant additional financing.

The Company believes that its existing cash and cash equivalents, in conjunction with the proceeds received in connection with its initial public offering and concurrent private placement in August 2014, will be sufficient to enable the Company to continue as a going concern for a reasonable period of time beyond September 30, 2014. However, the Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of its planned research and development activities. If the Company is unable to obtain additional financing or generate license or product revenue, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

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

Unaudited Interim Financial Information

The accompanying balance sheet as of December 31, 2013, was derived from the Company’s audited financial statements included in Form S-1 filed on July 30, 2014 with the SEC that was declared effective on July 31, 2014.

The accompanying balance sheet as of September 30, 2014, the statements of operations for the three and nine months ended September 30, 2014, the three months ended September 30, 2013 and the period from May 9, 2013 (Date of Inception) to September 30, 2013, the statements of redeemable convertible preferred stock and stockholders’ (deficit) equity for the nine months ended September 30, 2014 and the statements of cash flows for the nine months ended September 30, 2014 and the period from May 9, 2013 (Date of Inception) to September 30, 2013 are unaudited. The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2014 and the results of its operations for the three and nine months ended September 30, 2014, the three months ended September 30, 2013 and the period from May 9, 2013 (Date of inception) to September 30, 2013, and its cash flows for the nine months ended September 30, 2014 and the period from May 9, 2013 (Date of inception) to September 30, 2013. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2014, the three months ended September 30, 2013 and for the period from May 9, 2013 (Date of inception) to September 30, 2013 are unaudited. The results for the nine months ended September 30, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014, any other interim periods or any future year or period.  These unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2013 included in the Company’s Form S-1 filed July 30, 2014 with the SEC.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the period ended December 31, 2013 included in the Company’s Form S-1 filed on July 30, 2014 with the SEC. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies, other than those detailed below.

Property and Equipment

Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which are generally three to five years. Maintenance and repairs are expensed as incurred. Upon disposal, retirement, or sale, the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is included in the results of operations.  The Company recognized depreciation expense of $1,000 during the three and nine months ended September 30, 2014.  There was no depreciation during the three months ended September 30, 2013 and during the period from May 9, 2013 (Date of Inception) to September 30, 2013.

Research and Development Expenses

Research and development costs are charged to expense as incurred. These costs include, but are not limited to, employee-related expenses, including salaries, benefits, stock-based compensation and travel as well as expenses related to third-party collaborations and contract research agreements; expenses incurred under agreements with contract research organizations and investigative sites that conduct preclinical studies; the cost of acquiring, developing and manufacturing clinical trial materials; facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies; and costs associated with preclinical activities and regulatory operations.

Costs for certain development activities, such as preclinical studies, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, preclinical site activations, or information provided to the Company by its vendors with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued research and development expense, as the case may be.

Recent Accounting Pronouncements

On August 27, 2014, the FASB issued ASU 2014-15 Presentation of Financial Statement-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The FASB believes that requiring management to perform the assessment will enhance the timeliness, clarity, and consistency of related disclosures and improve convergence with IFRSs (which emphasize management’s responsibility for performing the going-concern assessment). However, the time horizon for the assessment (look-forward period) and the disclosure thresholds under U.S. GAAP and IFRSs will continue to differ.  The Company does not anticipate that the adoption of this standard will have a material impact on its financial statements.

On June 10, 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.  The guidance is intended to reduce the overall cost and complexity associated with financial reporting for development stage entities without reducing the availability of relevant information.  The Board also believes the changes will simplify the consolidation accounting guidance by removing the differential accounting requirements for development stage entities. As a result of these changes, there no longer will be any accounting or reporting differences in GAAP between development stage entities and other operating entities.  For organizations defined as public business entities the presentation and disclosure requirements in Topic 915 will no longer be required starting with the first annual period beginning after December 15, 2014, including interim periods therein.  Early application is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities).  The Company early adopted this guidance during the three months ended June 30, 2014 and, as a result, the Company no longer presents inception-to-date information about the statements of operations, cash flows, and stockholders’ (deficit) equity.

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

Reclassifications

Certain reclassifications were made to prior period amounts to correct the previous presentation.  During the nine months ended September 30, 2014, certain expenses that had been previously classified as general and administrative were reclassified into research and development.  The Company reclassified $56 and $167 of expenses related to the three months ended March 31, 2014 and June 30, 2014, respectively.

3. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

			Period From
	Three Months	Three Months	May 9, 2013	Nine Months
	Ended	Ended	(Date of Inception)	Ended
	September 30, 2013	September 30, 2014	to September 30, 2013	September 30, 2014

Basic and diluted net loss per common share calculation:
Net loss	$(8,345)	$(6,743)	$(8,435)	$(13,550)
Accretion of redeemable convertible preferred stock	—	(6)	—	(34)
Net loss attributable to common stockholders	$(8,345)	$(6,749)	$(8,435)	$(13,584)
Weighted average common shares outstanding	184,605	9,947,321	117,942	3,510,170
Net loss per share of common stock—basic and diluted	$(45.20)	$(0.68)	$(71.52)	$(3.87)

The following outstanding securities at September 30, 2013 and 2014 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	2013	2014
Redeemable convertible preferred stock	3,313,201	—
Unvested restricted stock	264,190	187,134
Stock options	—	1,507,905
	3,577,391	1,695,039

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31, 2013	September 30, 2014
Research and development expenses	$81	$239
General and administrative expenses	108	244
Share repurchase obligation	—	37
	$189	$520

5. Capital Stock, Redeemable Convertible Preferred Stock, and Stockholders’ (Deficit) Equity

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

On July 3, 2013, the Company entered into a stock purchase agreement, which was subsequently amended on September 19, 2013, pursuant to which the Company agreed to sell to certain investors, upon the satisfaction of certain conditions, up to 2,812,497 shares of Series A. The initial closing occurred on July 3, 2013 and 1,562,500 shares of Series A were issued. The remaining 1,249,997 shares were issued on September 19, 2013. Upon completing the July and September closings, the Company received net proceeds of approximately $17.8 million. Additionally on July 3, 2013, the Company issued 500,704 shares, with an estimated fair value of approximately $7.0 million, of Series A-1 to Array in connection with entering into a collaboration agreement (see Note 6). The estimated fair value of these shares has been recognized as research and development expense-related party in the accompanying unaudited condensed statements of operations.

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

2013 Equity Incentive Plan

Effective July 2, 2013, the Company adopted the 2013 Equity Incentive Plan, which was amended in November 2013 (the 2013 “Plan”). The 2013 Plan provides for the granting of incentive stock options, non-statutory stock options and the issuance of restricted stock awards. As of December 31, 2013 and September 30, 2014, there were 905,796 and 1,544,615 shares, respectively, of common stock authorized for issuance in connection with the Plan, of which there were 224,734 and 0 shares available for future issuance, respectively.

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

Certain options are eligible for exercise prior to vesting. Exercised but unvested shares are subject to repurchase by the Company at the initial exercise price. The proceeds from the shares subject to repurchase are classified as a liability and reclassified to equity as the shares vest. Under the 2013 Plan’s early exercise feature, the Company could be required to repurchase 10,166 shares at $3.65 per share as of September 30, 2014. The Company records cash received from early exercised shares as a liability. As of September 30, 2014, $37,000 has been recorded as a liability and included in accrued expenses.  In connection with the Company’s initial public offering, no further grants will be made under this plan and all remaining shares available for grant were transferred to the 2014 Incentive Plan.

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

The Company has reserved 1,092,085 shares of its common stock to be issued under the 2014 Equity Incentive Plan of which 1,013,960 shares were available for future issuance as of September 30, 2014.  Shares will increase automatically on January 1 of each year from 2015 through 2024 by the number of shares equal to 3.0% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31. The Company’s Board may reduce the amount of the increase in any particular year.

The 2014 Equity Incentive Plan authorizes the award of stock options, restricted stock awards, or RSAs, stock appreciation rights, or SARs, restricted stock units, or RSUs, performance awards and stock bonuses.

The following table summarizes stock option activity under the 2013 and 2014 Plans for the period from December 31, 2013 through September 30, 2014:

			Average
		Weighted-	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic value
	of Shares	Exercise Price	Term (in years)	(in thousands)
Outstanding at December 31, 2013	681,056	$1.18	9.92
Granted	941,667	5.00
Exercised	(114,818)	1.45
Cancelled	—	—
Forfeited	—	—
Outstanding at September 30, 2014	1,507,905	$3.54	9.51	$14,358
Vested and expected to vest at September 30, 2014	1,507,905	$3.54	9.51	$14,358
Exercisable at September 30, 2014	187,835	$2.07	9.38	$2,077
Weighted-average grant date fair value of options granted during the nine months ended September 30, 2014	$9.54

As of September 30, 2014, there was $10.4 million of total unrecognized compensation expense related to options granted but not yet vested.  This amount will be recognized as expense over a weighted-average period of 3.44 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of option awards with the following weighted-average assumptions, which are based on industry comparative information, for the period indicated:

Nine Months Ended September 30, 2014
Risk-free interest rate	2.02%
Expected dividend yield	0%
Expected stock price volatility	89.28%
Expected term of options (in years)	6.66
Expected forfeiture rate	0%

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

•                  The estimated fair value of the Company’s stock-based awards is amortized on a straight-line basis over the awards’ service period for those awards with graded vesting and which contain only a service condition.  For awards with graded vesting and a performance and service condition, when achievement of the performance condition is deemed probable, the Company recognizes compensation cost using the accelerated recognition method over the awards’ service period.

Share-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Research and development	$1,712	$2,037
General and administrative	323	535
	$2,035	$2,572

2014 Employee Stock Purchase Plan

The Company adopted a 2014 Employee Stock Purchase Plan (“ESPP”) that became effective on July 31, 2014, which was the effective date of the Company’s registration statement.  The ESPP provides employees of the Company, including any parent or subsidiary companies that the Board designates from time to time as a corporation that shall participate in the plan, with a means of acquiring an equity interest in the Company and to provide an incentive for continued employment.

There are 149,600 shares of common stock reserved for future issuances under the ESPP. Any employee regularly employed by the Company for six months or more on a full-time or part-time basis (20 hours or more per week on a regular schedule) will be eligible to participate in the plan. The ESPP will operate in successive six month offering periods. Each eligible employee who has elected to participate may purchase up to 1,000 shares or $25,000 during each offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first trading day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last trading day of the offering period. The ESPP will continue for a period of ten years from the first purchase date under the plan unless otherwise terminated by the Board. As of November 14, 2014, no commencement date for the first offering period has been approved by the Board or compensation committee and no shares have been issued under the ESPP.

6.  Commitments and Contingencies

Array Collaboration Agreement

On July 3, 2013, the Company signed a multi-year strategic collaboration agreement with Array, and this agreement was subsequently amended on November 26, 2013, April 10, 2014 and October 13, 2014. Under the terms of the collaboration agreement, the Company obtained certain rights to Array’s TRK inhibitor program, as well as additional novel oncology targets. The Company has worldwide commercial rights to each product candidate from the collaboration and Array participates in any potential successes through milestones, royalties, and an equity ownership in the Company.

With respect to the discovery and preclinical program, the collaboration agreement runs through July 3, 2016, and the Company has the option to extend the term for up to two additional one-year renewal periods by providing written notice to Array at least three months before the end of the initial discovery and preclinical development programs or the renewal period, if applicable. In addition to LOXO-101, the parties designated 12 discovery targets, of which seven are to be selected for additional study on or before January 2015, which will be reduced to four on or before January 2016. The Company has the option to increase the total candidate selection number to five for a modest additional payment.

As part of the agreement the Company agreed to pay Array a fixed amount per month, based on Array’s commitment to provide full-time equivalents and other support relating to the conduct of the discovery and preclinical development programs. The Company recorded related-party research and development expenses of $8.1 million and $2.4 million for the three months ended September 30, 2013 and 2014, respectively and $8.2 million and $5.4 million for the period from May 9, 2013 (Date of Inception) to September 30, 2013 and the nine months ended September 30, 2014, respectively.  The related-party research and development expenses were related to the conduct of the discovery preclinical development programs by Array.

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

Convertible preferred stock issuance

In connection with this agreement, the Company issued Array 500,704 shares of Series A-1 convertible preferred stock, par value $0.0001. The Company recognized, as a component of research and development expense with related party approximately $7.0 million related to the estimated fair value of the shares issued during the period from May 9, 2013 (date of inception) to December 31, 2013.  As previously discussed in Note 1, the Company completed its initial public offering in August 2014.  As part of that offering, all of the convertible preferred stock was converted into shares of common stock.

Research and Development Arrangements

In the course of normal business operations, the Company enters into agreements with contract service organizations, or CROs, to assist in the performance of research and development and preclinical activities. Expenditures to CROs may represent a significant cost in preclinical development for the Company in future periods. The Company can elect to discontinue the work under these agreements at any time. The Company could also enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and even long-term commitments of cash.

Legal Proceedings

The Company is not involved in any legal proceeding that it expects to have a material effect on its business, financial condition, results of operations and cash flows.

7.                                      Related Party Transactions

The Company recorded related-party research and development expenses of $8.1 million and $2.4 million for the three months ended September 30, 2013 and 2014, respectively and $8.2 million and $5.4 million for the period from May 9, 2013 (Date of Inception) to September 30, 2013 and the nine months ended September 30, 2014, respectively, as a component of research and development with a related party for services provided by Array under the collaboration agreement as described in further detail above in Note 6.  As of September 30, 2014, the Company had $0.6 million in prepaid expenses to Array under the collaboration agreement for services that will be provided in subsequent periods.

In October 2014, Dr. Lori Kunkel was appointed a member of the Company’s board of directors as discussed in Note 8 Subsequent Events.  Dr. Kunkel has a consulting agreement with the Company to assist in the Company’s drug development process.  Dr. Kunkel is eligible to receive a maximum of $15,000 monthly for her consulting work.  Payments are expensed as incurred and recorded as a component of research and development expenses.  During the three and nine months ended September 30, 2014, the Company recognized expenses of $30,000 and $51,000, respectively, in accordance with the terms of the consulting agreement.  As of September 30, 2014, there was $15,000 included in accounts payable to Dr. Kunkel.

8.                                  Subsequent Events

On October 13, 2014, the Company and Array entered into the third amendment to the collaboration agreement. Pursuant to the amendment, the parties agreed to change the number of targets that were discontinued, and the timing of such discontinuation, as described in Note 6.

On October 23, 2014, the board of directors appointed Dr. Lori Kunkel as a Class II director. Pursuant to that certain Consulting Letter Agreement entered into by and between Loxo and Dr. Kunkel on June 23, 2014, Dr. Kunkel currently holds 26,840 shares of common stock of Loxo and options representing the right to purchase 109,374 shares of common stock of Loxo, together representing approximately $1.7 million and she receives up to a maximum of $15,000 monthly for her consulting work. She will receive no additional compensation as a director.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the period from May 9, 2013 (Date of Inception) to December 31, 2013 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our final prospectus dated July 31, 2014  filed pursuant to Rule 424(b)(4) of the Securities Act with the SEC on August 1, 2014. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Loxo” refer to Loxo Oncology, Inc.

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

Our Phase 1 clinical trial of LOXO-101 is an open label, multicenter trial that has two stages: dose escalation and expansion. The primary objectives of the dose escalation stage are to determine the maximum tolerated dose and the appropriate dose for further clinical investigation, as well as to determine the safety, tolerability and pharmacokinetic profile of orally administered LOXO-101. Inclusion criteria is for patients with (1) locally advanced or metastatic adult solid tumor that has progressed or was nonresponsive to available therapies and for which no standard or available curative therapy exists, (2) an ECOG score, which measures disease progression, of 0 or 1 and (3) adequate hematologic, hepatic and renal function. We began enrolling patients in our Phase 1 trial in May of 2014, and are currently reviewing pharmacokinetic data from the initial dosing cohorts. We expect to announce preliminary results from this trial in early 2015. The primary objective of the expansion phase is to assess preliminary evidence of antitumor activity across multiple tumor types in preselected patients with TRK alterations who meet the inclusion criteria listed above. During the expansion phase, the LOXO-101 dose selected from the dose escalation phase will be explored in up to 33 patients per cohort.

We were incorporated in May 2013 and commenced operations in the third quarter of 2013. Our operations to date have included organizing and staffing our company, business planning, raising capital, developing LOXO-101, engaging in other discovery and preclinical activities, and initiating our first clinical trial. We have financed our operations to date primarily through private placements of our convertible preferred stock and through proceeds from our initial public offering. As of September 30, 2014, we had received aggregate gross proceeds of $33.0 million from the sale of our Series A convertible preferred stock. In addition, in July 2013, we received certain rights under the Array Agreement, which, in part, were granted in exchange for our issuance of shares of Series A-1 convertible preferred stock. Subsequently, in April and September 2014, we received gross proceeds of approximately $23.9 million and $4.5 million, respectively, through issuances of Series B convertible preferred stock. Our ability to become profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we or collaborators obtain marketing approval for and commercialize LOXO-101 or one of our other future product candidates.

On July 31, 2014, we filed registration statements on Form S-1 (File Nos. 333-197123 and 333-197779) relating to our initial public offering of common stock, which was declared effective by the SEC. The shares began trading on The NASDAQ Global Select Market on August 1, 2014.  The initial public offering closed on August 6, 2014, and 5,261,538 shares of common stock were sold at an initial public offering price of $13.00 per share, for aggregate gross proceeds to us of $68.4 million. Concurrent with the close of the offering, New Enterprise Associates 14, L.P., or NEA, an existing stockholder, purchased 230,769 shares of common stock at the initial public offering price in a private placement and we received gross proceeds of $3.0 million.  In addition, upon the closing of the initial public offering, all of our outstanding convertible preferred stock was converted into an aggregate total of 9,932,042 shares of common stock.

On August 29, 2014, the underwriters of the our initial public offering gave notification that they would partially exercise the over-allotment option granted to them and on September 4, 2014, 642,000 additional shares of common stock were sold on our behalf at the initial public offering price of $13.00 per share, for aggregate gross proceeds of approximately $8.3 million.

We paid the underwriters underwriting discounts and commissions of approximately $5.6 million in connection with the offering, including the private placement and over-allotment.  In addition, we incurred expenses of approximately $1.7 million in connection with the offering. Thus, the net offering proceeds received by us, after deducting underwriting discounts and commissions and offering expenses, were approximately $72.4 million.

Since inception, we have incurred significant operating losses. Our net losses from May 9, 2013 (Date of inception) to September 30, 2014 were $23.8 million, including approximately $19.5 million of total research and development expenses, and approximately $4.3 million of total general and administrative expenses. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the discovery, development and clinical trials of, and seek regulatory approval for and pursue potential commercialization of, our product candidates. In addition, we will also incur additional expenses if and as we enter into additional collaboration agreements, acquire or in-license products and technologies, expand our collaboration with Array, establish sales, marketing and distribution infrastructure and/or expand and protect our intellectual property portfolio.

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

On July 3, 2013, we signed the Array Agreement, which was subsequently amended on November 26, 2013, April 10, 2014, and October 13, 2014. For further information on the Array Agreement, see below under “—Contractual Obligations and Commitments—Array Collaboration Agreement.” Concurrent with entering into this collaboration agreement, we also issued Array 500,704 shares of Series A-1 convertible preferred stock. We recognized related-party research and development expense of $7.0 million related to the estimated fair value of the shares issued, at $14.07 per share. The shares of Series A-1 convertible preferred stock issued to Array were subject to an antidilution protection feature, which provided that the rate at which such Series A-1 convertible preferred stock would be convertible into common stock would increase as a result of certain new issuances of our stock, as further specified in our certificate of incorporation. As of April 2014, this antidilution feature had expired and the 500,704 shares of Series A-1 convertible preferred stock held by Array were converted into 1,609,560 shares of our common stock in connection with the closing of our initial public offering.

Recent Developments

On October 23, 2014, Dov A. Goldstein, who was serving as a Class III director, tendered his resignation as a member of the Board, leaving one (1) vacancy on the Board.  The Board eliminated the Class III vacancy and elected Dr. Lori Kunkel as a Class II director, effective immediately, with her term expiring on the annual meeting of stockholders held in 2015.  Dr. Jennifer Low, our executive vice president of research and development was promoted to Chief Medical Officer.  In addition to the appointments during October 2014, Dr. Mikel Moyer, our Chief Scientific Officer, resigned from his position with the Company.

Liquidity

Our financial statements and related disclosures have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should we be unable to continue in existence. We have not generated any revenues and have not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of our products will require significant additional financing. Our accumulated deficit at September 30, 2014 was approximately $23.8 million, and management expects to incur substantial and increasing losses in future periods. Our ability to successfully pursue our business is subject to certain risks and uncertainties, including among others, uncertainty of product development, competition from third parties, uncertainty of capital availability, uncertainty in our ability to enter into agreements with collaborative partners, dependence on third parties, and dependence on key personnel. We plan to finance future operations with a combination of proceeds from the issuance of equity, debt, licensing fees, and revenues from future product sales, if any. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our planned products. We believe that our existing cash and cash equivalents as of September 30, 2014, in conjunction with the proceeds received in connection with our initial public offering and concurrent private placement in August 2014, will be sufficient to enable us to continue as a going concern for a reasonable period of time beyond September 30, 2014.

Components of Operating Results

Revenue

To date, we have not generated any revenues. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates.

Research and Development Expenses with Related Party

Our research and development expenses with a related party for the three and nine months ended September 30, 2014 consisted of $2.4 and $5.4 million related to the conduct of the discovery and preclinical development programs by Array.  For the three months ended September 30, 2013 and for the period from May 9, 2013 (Date of Inception) to September 30, 2013, our research and development costs consisted primarily of the estimated fair value of convertible preferred stock issued in connection with the Array Agreement of approximately $7.0 million and $1.1 million in research and development expenditures under our collaboration agreement with Array.

Research and Development Expenses

Research and development costs are charged to expense as incurred. These costs include, but are not limited to, employee-related expenses, including salaries, benefits, stock-based compensation and travel as well as expenses related to third-party collaborations and contract research arrangements.  We initiated research and development studies for our product candidate during 2014 and hired full time research and development employees which resulted in related costs of $0.9 million and $2.3 million during the three and nine months ended September 30, 2014, respectively.  Additionally, we recognized $1.7 million and $2.0 million in stock-based compensation expense during the three and nine months ended September 30, 2014, respectively.

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

Accretion of Redeemable Convertible Preferred Stock

We accounted for the discount due to issuance costs on our convertible preferred stock using the straight-line method, which approximated the effective interest method, accreting such amounts to convertible preferred stock from the date of issuance to the earliest date the holder could demand redemption.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, revenue recognition, deferred revenue and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  Except for research and development expenses noted below, we believe there have been no significant changes in our critical accounting policies as discussed in our Form S-1 filed on July 30, 2014 with the SEC.

Research and Development Expenses

Research and development costs are charged to expense as incurred. These costs include, but are not limited to, expenses incurred under the Array Agreement, costs with contract service organizations for certain preclinical studies based on our evaluation of the progress to completion of specific tasks using data such as information provided to us by our vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development expense, as the case may be.

Recent Accounting Pronouncements

On August 27, 2014, the FASB issued ASU 2014-15 Presentation of Financial Statement-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The FASB believes that requiring management to perform the assessment will enhance the timeliness, clarity, and consistency of related disclosures and improve convergence with IFRSs (which emphasize management’s responsibility for performing the going-concern assessment). However, the time horizon for the assessment (look-forward period) and the disclosure thresholds under U.S. GAAP and IFRSs will continue to differ.  We do not anticipate that the adoption of this standard will have a material impact on our financial statements.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2013 and 2014 (in thousands)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Change
Operating expenses:
Research and development with related party	$2,413	$8,149	$(5,736)
Research and development	2,623	37	2,586
General and administrative	1,707	159	1,548
Total operating expenses and net loss	$6,743	$8,345	$(1,602)

Research and development expense with related party

Research and development expenses with related party decreased by $5.7 million, from $8.1 for the three months ended September 30, 2013 to $2.4 million for the three months ended September 30, 2014. The decrease was primarily due to issuance of convertible preferred stock issued in connection with the Array Agreement of approximately $7.0 million during 2013.  This was offset by $1.3 million increase due to the timing of when we commenced a substantial portion of our research and development efforts with Array in September of 2013.

Research and development expense

Research and development expenses increased by $2.6 million, from $37,000 for the three months ended September 30, 2013 to $2.6 million for the three months ended September 30, 2014. The increase was primarily due to the timing of when we commenced a substantial portion of our research and development efforts in September 2013.  As a result of this timing we had increases in our employment costs, clinical and preclinical costs, and consulting fees of $0.3 million, $0.3 million, and $0.3 million respectively. We also recognized stock-based compensation expense of $1.7 million during the three months ended September 30, 2014.  The majority of our cash research and development expenses for the three months ended September 30, 2014 have been directed toward our TRK program, including LOXO-101.

General and administrative expense

General and administrative expenses increased by $1.5 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to the timing in which we commenced a substantial portion of our operations in the third quarter of 2013 as well as our efforts to complete our initial public offering in August 2014.  As a result of our timing and public offering efforts, we had increases in our employment costs, legal costs, professional fees, and operating costs of $0.4 million, $0.1 million, $0.3 million, and $0.4 million, respectively.  We also recognized stock-based compensation expense of $0.3 million during the three months ended September 30, 2014.  We expect our general and administrative expenses to continue to increase during 2014 due to the increase in headcount, compensation expense associated with stock options granted and increased insurance, professional fees and other operating costs as a result of becoming a public company.

Comparison of the Period from May 9, 2013 (Date of Inception) to September 30, 2013 and the Nine Months Ended September 30, 2014 (in thousands)

	Nine Months Ended September 30, 2014	Period from May 9, 2013 (Date of Inception) to September 30, 2013	Change
Operating expenses:
Research and development with related party	$5,405	$8,202	$(2,797)
Research and development	4,412	43	4,369
General and administrative	3,733	190	3,543
Total operating expenses and net loss	$13,550	$8,435	$5,115

Research and development expense with related party

Research and development expenses with related party decreased by $2.8 million, from $8.2 for the period from May 9, 2013 (Date of Inception) to September 30, 2013, to $5.4 million for the nine months ended September 30, 2014.  The decrease was primarily due to issuance of convertible preferred stock issued in connection with the Array Agreement of approximately $7.0 million during 2013.  The decrease was offset by a $4.2 million increase due to the timing of when we commenced a substantial portion of our research and development efforts with Array in September of 2013.

Research and development expense

Research and development expenses increased by $4.4 million, from $43,000 for the period from May 9, 2013 (Date of Inception) to September 30, 2013, to $4.4 million for the nine months ended September 30, 2014. The increase was primarily due to the timing of when we commenced a substantial portion of our research and development efforts in September 2013.  As a result of this timing we had increases in our employment costs, clinical and preclinical costs, and consulting fees of $0.5 million, $0.6 million, and $1.2 million respectively. We also recognized stock-based compensation expense of $2.0 million during the nine months ended September 30, 2014.

General and administrative expense

General and administrative expenses increased by $3.5 million for nine months ended September 30, 2014 compared to the period from May 9, 2013 (Date of Inception) to September 30, 2013 primarily due to the timing in which we commenced a substantial portion of our operations in the third quarter of 2013 as well as our efforts to complete our initial public offering in August 2014.  As a result of our timing and public offering efforts, we had increases in our employment costs, legal costs, professional fees, and operating costs of $0.7 million, $0.7 million, $0.9 million, and $0.7 million, respectively.  We also recognized stock-based compensation expense of $0.5 million during the nine months ended September 30, 2014.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $13.6 million for the nine months ended September 30, 2014. Net cash used in operating activities was $12.1 million during the nine months ended September 30, 2014.  At September 30, 2014, we had an accumulated deficit of $23.8 million, working capital of $119.3 million and cash and cash equivalents of $118.6 million. Historically, we have financed our operations principally through private placements of preferred stock and our initial public offering of common stock. Through September 30, 2014, we have received net proceeds of $133.5 million from the issuance of preferred and common stock.

Cash Flows

The following table summarizes our cash flows for the period from May 9, 2013 (Date of Inception) to September 30, 2013 and for the nine months ended September 30, 2014 (in thousands):

	Nine Months Ended September 30, 2014	Period from May 9, 2013 (Date of Inception) to September 30, 2013	Change
Net cash (used in) provided by:
Operating activities	$(12,070)	$(1,497)	$(10,573)
Investing activities	(14)	—	(14)
Financing activities	115,711	17,788	97,923
Net increase in cash and cash equivalents	$103,627	$16,291	$87,336

Net cash used in operating activities

Net cash used in operating activities was $12.1 million for the nine months ended September 30, 2014 and consisted primarily of a net loss of $13.6 million and net cash outflows to changes in operating assets and liabilities of $1.1 million partially offset by noncash stock compensation expense of $2.6 million.  The significant factors that contributed to the change in operating assets and liabilities included a $0.6 million prepayment made under our Array agreement and a $0.6 million prepayment of insurance premiums.

Net cash used in operating activities was $1.5 million during the period from May 9, 2013 (Date of Inception) to September 30, 2013 and consisted primarily of a net loss of $8.4 million that was offset by a non-cash research and development expense of $7.0 million in connection with issuing convertible preferred stock to Array.  The net cash outflows to changes in operating assets and liabilities of $0.1 million was primarily due to the $0.4 million prepaid expenses that were offset by $0.3 increase in accounts payable and accrued expenses.

Net cash used in investing activities

Net cash used in investing activities for the nine months ended September 30, 2014 totaled $14,000 and consisted primarily of the purchase of office furniture related to our new offices in South San Francisco, California.

There were no investing activities during the period from May 9, 2013 (Date of Inception) to September 30, 2013.

Net cash provided by financing activities

Net cash provided by financing activities was $115.7 million for the nine months ended September 30, 2014, which was primarily due to $43.2 million in net proceeds from the issuance of our redeemable convertible preferred stock and common stock and

$72.4 million in net proceeds in connection with our initial public offering in August 2014.  We also received $0.1 million in proceeds from stock option exercises.

Net cash provided by financing activities was $17.8 million for the period from May 9, 2013 (Date of Inception) to September 30, 2013 and primarily due to the issuance of our Series A redeemable convertible preferred stock.

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

Array Collaboration Agreement

On July 3, 2013, we signed the Array Agreement, which was subsequently amended on November 26, 2013, April 10, 2014 and October 13, 2014. Under the terms of the Array Agreement, we obtained certain rights to Array’s TRK inhibitor program, as well as additional novel oncology targets. We have worldwide commercial rights to each product candidate from the collaboration and Array participates in any potential successes through milestones, royalties, and equity ownership.

With respect to the discovery and preclinical program, the collaboration agreement runs through July 3, 2016, and we have the option to extend the term for up to two additional one-year renewal periods by providing written notice to Array at least three months before the end of the initial discovery and preclinical development programs or the renewal period, if applicable. In addition to LOXO-101, the parties designated 12 discovery targets, of which seven are to be selected for additional study on or before January 2015, which will be reduced to four on or before January 2016. The Company has the option to increase the total candidate selection number to five for a modest additional payment.

As part of the Array Agreement we agreed to pay Array a fixed amount per month, based on Array’s commitment to provide full-time equivalents and other support relating to the conduct of the discovery and preclinical development programs. We recorded related-party research and development expenses for the three months ended September 30, 2014 and 2013 of $2.4 million and $8.1 million, respectively, related to the conduct of the discovery preclinical development programs by Array and the issuance of convertible preferred stock to Array in 2013.  For the nine months ended September 30, 2014 and for the period from May 9, 2013 (Date of Inception) to September 30, 2013, we recorded related-party research and development expenses of $5.4 million and $8.2 million, respectively.

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

Off-Balance Sheet Arrangements

Through September 30, 2014, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by Item 3.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on our evaluation, we believe that our disclosure controls and procedures as of September 30, 2014 are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our third fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our cumulative net losses were $23.8 million for the period from May 9, 2013 (date of inception) to September 30, 2014. As of September 30, 2014, we had an accumulated deficit of $23.8 million. We have focused primarily on our discovery collaboration with Array and developing our product candidates. We have recently initiated clinical development of our lead product candidate, LOXO-101, and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To date, we have financed our operations primarily through private placements of our convertible preferred stock and our initial public offering. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

In addition to the potentially small populations, the eligibility criteria of our clinical trials will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure or to assure their disease is both severe enough and not too advanced to include them in a study. Additionally, the process of finding and diagnosing patients may prove costly. We also may not be able to identify, recruit, and enroll a sufficient number of patients to complete our clinical studies because of the perceived risks and benefits of the product candidate under study, the availability and efficacy of competing therapies and clinical trials, the proximity and availability of clinical study sites for prospective patients, and the patient referral practices of physicians. If patients are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of potential products may be delayed.

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

As one of the central elements of our business strategy and clinical development approach, we seek to screen and identify subsets of patients with a genetic alteration who may derive meaningful benefit from our development product candidates. To achieve this, our product development program is dependent on the development and commercialization of a companion diagnostic by us or by third- party collaborators. Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices. Each agency that approves a product will independently need to approve the companion diagnostic before or concurrently with its approval of the product candidate, and before a product can be commercialized. The approval of a companion diagnostic as part of the product label will limit the use of the product candidate to only those patients who express the specific genetic alteration it was developed to detect. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all.

Companion diagnostics are subject to regulation by FDA and comparable foreign regulatory authorities as medical devices and require separate clearance or approval prior to their commercialization. To date, FDA has required premarket approval of all companion diagnostics for cancer therapies. We and our third-party collaborators may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval of our related product candidates.

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

On July 3, 2013, we entered into a Drug Discovery Collaboration Agreement with Array, which was subsequently amended on November 26, 2013, April 10, 2014 and October 13, 2014, or the Array Agreement. Pursuant to the Array Agreement, Array agreed to design, conduct and perform research and preclinical testing for certain compounds that we select, including LOXO-101, targeted at TRKA, TRKB and TRKC, and identify IND candidates for TRK and other targets, while undertaking manufacturing activities sufficient to conduct Phase 1 clinical trials for a subset of these programs.

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

A third party may hold intellectual property, including patent rights that are important or necessary to the development of our products. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially. Although we believe that licenses to these patents are available from these third parties on commercially reasonable terms, if we were not able to obtain a license, or were not able to obtain a license on commercially reasonable terms, our business could be harmed, possibly materially.

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

We are an early-stage clinical development company with a limited operating history, and, as of September 30, 2014, had only five employees and four executive officers. We are highly dependent on the research and development, clinical and business development expertise of Joshua H. Bilenker, M.D. our President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

As of September 30, 2014, our executive officers and directors, combined with our stockholders who individually own more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 84.2% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell additional common stock, convertible securities or other equity securities, investors in a prior transaction may be materially diluted. Additionally, new investors could gain rights, preferences and privileges senior to those of existing holders of our common stock. Further, any future sales of our common stock by us or resale of our common stock by our existing stockholders could cause the market price of our common stock to decline.

As of September 30, 2014 there were 1,013,960 shares of our common stock available for future grant under our 2014 Equity Incentive Plan, or the 2014 Plan.  Additionally, as of September 30, 2014, there were outstanding options to purchase up to 1,507,905 shares of our common stock. Any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

The price of our common stock may be volatile and fluctuate substantially.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  Sales of Unregistered Securities

From July 1, 2014 through August 1, 2014 (the date of the filing of our registration statement on Form S-8) we issued and sold to an employee 22,656 shares of common stock upon the exercise of options under the 2013 Equity Incentive Plan at an exercise price of $7.14 per share, for an aggregate exercise price $161,764. This issuance was undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act.

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

(b) Use of Proceeds from Sales of Registered Securities

On July 31, 2014, our registration statements on Form S-1 (File Nos. 333-197123 and 333-197779) were declared effective by the SEC for our initial public offering pursuant to which we sold an aggregate of 5,903,538 shares of our common stock, including shares subject to the underwriters’ overallotment, at a price to the public of $13.00 per share. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on August 1, 2014 pursuant to Rule 424(b).

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

Date: November 14, 2014

LOXO ONCOLOGY, INC.

By:	/s/ JOSHUA H. BILENKER, M.D.
Joshua H. Bilenker, M.D.
Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2014

LOXO ONCOLOGY, INC.

By:	/s/ DOV A. GOLDSTEIN, M.D.
Dov A. Goldstein, M.D.
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(2)	XBRL Report Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema Document

101.CAL(2)	XBRL Taxonomy Calculation Linkbase Document

101.LAB(2)	XBRL Taxonomy Label Linkbase Document

101.PRE(2)	XBRL Presentation Linkbase Document

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document

*                 Filed herewith.

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