Form 10-K
period 2014-12-31
Loxo Oncology, Inc.
filed 2015-03-27
CIK 1581720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-36562

LOXO ONCOLOGY, INC.

(Exact name of Registrant as specified in its charter)

Delaware	46-2996673
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Landmark Square, Suite 1122 Stamford, CT	06901
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including area code: (203)653-3880

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 Par Value Per Share	The NASDAQ Stock Market LLC (Nasdaq Global Market)

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No   ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes  ☐    No   ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐    No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “Smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated Filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant on August 1, 2014, based upon the closing price of $13.00 of the Registrant’s common stock as reported on the NASDAQ Global Market, was approximately $66.3 million. The Registrant has elected to use August 1, 2014 as the calculation date, which was the initial trading date of the Registrant’s common stock on the NASDAQ Global Market because the Registrant was a privately-held company on June 30, 2014 (the last business day of the Registrant’s second fiscal quarter).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2015
Common stock, $0.0001 par value per share	16,634,063 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved.

Designated portions of the Proxy Statement relating to the 2015 Annual Meeting of the Stockholders (the “Proxy Statement”): Part III (Items 9, 10, 11, 12, and 13), to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2014. Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

PART I

Except for historical financial information contained herein, the matters discussed in this Form 10-K may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding our intent, belief, or current expectations and those of our management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks, uncertainties and other factors, some of which are beyond our control; actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to: (i) that the information is of a preliminary nature and may be subject to further adjustment; (ii) those risks and uncertainties identified under “Risk Factors;” and (iii) the other risks detailed from time-to-time in our reports and registration statements filed with the Securities and Exchange Commission, or SEC. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.  BUSINESS

Overview

 Loxo Oncology is committed to the discovery, development, and commercialization of targeted cancer therapies with best-in-class potential. Our diverse pipeline reflects the convergence of proven therapeutic technologies with emerging insights into the underlying susceptibilities of cancer and drug resistance. We partner with leaders in academia and industry, allowing our management team to focus on clinical-regulatory execution in well-defined patient populations.

Pre-clinical research indicates that our lead product candidate, LOXO-101, is a potent and selective inhibitor of tropomyosin receptor kinase, or TRK, a family of signaling molecules that appear to play an important role in the development and perpetuation of certain cancers. We are evaluating LOXO-101 in a Phase 1 dose escalation trial for patients with advanced solid tumors, and we anticipate reporting initial data at the American Association of Cancer Research (AACR) 2015 Annual Meeting in Philadelphia in April. We are also building a pipeline of additional targeted cancer therapies with best-in-class potential.

As genetic testing in cancer becomes more routine, we are learning that cancers arising in diverse sites in the body may share the same type of genetic alterations. Increasingly, tumors may be identified and treated according to their distinguishing genetic alterations, while in the past, the organ of origin was most important. Both research and clinical data suggest that some tumors, while having many identifiable genetic alterations, are primarily dependent on a single activated kinase for their proliferation and survival. This dependency, often referred to as oncogene addiction, renders such tumors highly susceptible to small molecule inhibitors targeting the relevant alteration.

We identify and prioritize our targets in two ways. First, we use clinical trial data to assess the response signals of drugs in development and identify those that show promise but also demonstrate drug-specific limitations such as poor absorption, poor distribution or unwanted side effects. Second, we evaluate academic research to uncover novel targets with emerging validation. Once the target is identified, we then employ advanced third-party technology to develop product candidates intended to have enhanced target engagement and specificity. We implement a stepwise approach to clinical development designed to reduce risk and identify response signals early in development. In early-stage trials we plan to evaluate our product candidates in well-defined patient populations and believe that this gives us a higher likelihood of demonstrating a clinical benefit. This approach allows for the possibility of rapid clinical development and expedited regulatory strategies. We intend to develop companion diagnostics when appropriate, with the help of technology partners, to identify patients whose tumors harbor relevant genetic alterations.

We have demonstrated the promise of this model through the rapid advancement of our TRK inhibitor, LOXO-101, into the clinic. The appearance of TRK alterations in multiple cancers, coupled with recent data in lung cancer, head and neck cancer, melanoma, colorectal cancer, sarcoma and breast cancer, suggests TRK may behave as an oncogenic driver. We initiated a Phase 1 dose escalation trial in patients with advanced solid tumors in May 2014 and intend to initiate an expansion phase that will enroll patients with TRK alterations across multiple tumor types. We have exclusive rights to issued composition of matter patents covering LOXO-101 that expire in 2029.

To build a pipeline of targeted therapeutics, we entered into a multi-target collaboration with Array BioPharma Inc., or Array, to leverage its expertise in building highly selective and potent kinase inhibitors. The collaboration was designed around a broad list of targets to give us the flexibility to prioritize the most promising of these targets for advancement into clinical development. We believe that this collaboration will allow us to develop multiple targeted therapeutics in a rapid and capital-efficient manner.  We retain worldwide commercial rights for all of our product candidates.

Our Strategy

Our goal is to translate key scientific insights relating to underlying oncogenic drivers into the development of potent and highly selective therapeutics. To execute our strategy, we intend to:

•                  Rapidly advance our lead product candidate LOXO-101 through clinical development.  We have initiated a Phase 1 dose escalation trial of LOXO-101 in patients with solid tumors. The planned Phase 1 expansion will enroll patients with TRK alterations across multiple tumor types. If we see evidence of antitumor activity in the expansion phase, we plan to meet with regulatory authorities to discuss expedited regulatory strategies such as Breakthrough Therapy Designation, Fast Track Designation, Priority Review and Accelerated Approval.

•                  Develop a pipeline of potent and highly selective targeted therapeutics.  Our insights into cancer biology and target identification, coupled with the chemistry expertise provided by our Array collaboration, have allowed us to build a proprietary pipeline of targeted preclinical product candidates. Our management team and Scientific Advisory Board have a history of success in the identification, translation and development of oncology therapeutics, and we utilize their judgment to determine which programs merit advancement for continued development. We structured our collaboration agreement with Array (1) to access compounds already well-characterized against various targets and (2) to resource de novo discovery around targets identified by us.

•                  Increase the probability for clinical success by prioritizing targets for development that are believed to be oncogenic drivers.  We attempt to select targets for drug development that behave as oncogenic drivers.  If we are successful in inhibiting these targets with our product candidates, we may increase the likelihood of achieving tumor responses. This approach has been successful for kinase inhibitors designed to treat patients with oncogenic alterations such as EGFR inhibitors in lung cancer, BRAF inhibitors in melanoma, BCR-ABL inhibitors in chronic myelogenous leukemia and ALK inhibitors in lung cancer.

•                  Work with experienced third parties in the field of diagnostics.  Because we often target genetic alterations that are detectable, companion diagnostics can be developed to identify these alterations. Once we have identified a target, we will initially use existing diagnostic tools to identify patient subsets that we believe will derive increased benefit from our product candidates. As we advance our targets clinically and determine the most important screening criteria, we will develop companion diagnostics as appropriate, with the help of technology partners, to identify patients and support registration and marketing of our product candidates.

•                  Conduct international clinical and regulatory programs to support our global approval and commercialization strategy.  We retain worldwide commercial rights to our product candidates. Cancer is a global disease and we will pursue clinical and regulatory programs for approval in the United States and internationally. Our plan is to establish a focused oncology commercial organization in the United States and strategically evaluate partnership opportunities internationally.

•                  Leverage our business model to maximize the value of our current external collaboration while remaining open to additional collaboration opportunities.  Our capital-efficient business model uses our biology insights paired with the chemistry expertise of our collaboration partner to unlock new therapeutic opportunities. We have illustrated the promise of this model through the rapid advancement of our lead product candidate, LOXO-101, for which we filed an IND eight months after signing our initial collaboration agreement with Array. Our model allows us to avoid the time, expense and operational challenges of building our own candidate discovery capability.

Background on Cancer

Cancer is the second-leading cause of death in the United States. The American Cancer Society estimates that in 2015 there will be approximately 1.66 million new cases and approximately 589,000 deaths from cancer in the United States. Cancer originates from defects in the cell’s genetic code, or DNA, which disrupt the mechanisms that normally prevent uncontrolled cell growth, invasion and programmed cell death. Increasingly, doctors are using diagnostic tests that identify these genetic defects in order to select better treatment options. As genetic testing in cancer becomes more routine, we are learning that cancers arising in diverse sites in the body may share the same type of genetic alterations. For example, a mutation in a gene called BRAF is found in the majority of patients with metastatic melanoma, but also in subsets of patients with colorectal cancer, lung cancer and other malignancies.

The most common methods of treating patients with cancer are surgery, radiation and drug therapy. A cancer patient often receives treatment with a combination of these modalities. Surgery and radiation therapy are particularly effective in patients in whom the disease is localized. Physicians generally use systemic drug therapies in situations in which the cancer has spread beyond the primary site or cannot otherwise be treated through surgery. The goal of drug therapy is to damage and kill cancer cells or to interfere with the molecular and cellular processes that control the development, growth and survival of cancer cells. In many cases, drug therapy entails the administration of several different drugs in combination. Over the past several decades, drug therapy has evolved from non-specific drugs that kill both healthy and cancerous cells, to drugs that target specific molecular pathways involved in cancer and more recently to therapeutics that target specific oncogenic drivers. These therapies often require genetic testing of a cancer to identify the subsets of patients for whom a drug will most effectively impact tumor growth.

Cytotoxic Therapies.  The earliest approach to cancer drug therapy was the development of cytotoxic drugs, commonly referred to as chemotherapy, designed to kill rapidly proliferating cancer cells. Cytotoxic drug therapies act in an indiscriminate manner, killing healthy as well as cancerous cells. Due to their mechanism of action, many cytotoxic drugs have a narrow therapeutic range; doses above this range cause unacceptable or even fatal levels of damage to normal organs, while doses below the range are not effective in eradicating the cancer cells. Examples of cytotoxic drugs include carboplatin (Paraplatin™), docetaxel (Taxotere™) and doxorubicin (Adriamycin™).

Targeted Therapies.  A more recent class of medicines targets specific biological signaling pathways that play a role in rapid cell growth or the spread of cancer. While these drugs have been effective in the treatment of some cancers, most of them do not address the genetic alterations that cause oncogenesis. As normal cells may also rely on these signaling pathways, there are often toxicities associated with inhibition of these pathways. In addition, targeted therapies may hit signaling pathways adjacent and in addition to the intended pathway, thus causing off-target toxicities. Examples of targeted therapies include sunitinib (Sutent™), sorafenib (Nexavar™), and cabozantinib (Cometriq™).

Targeted Therapies and Oncogene Addiction.  The dissemination of approved and experimental targeted therapies into large populations revealed that some patients had particularly robust responses to these therapies. This observation was consistent with lab evidence that some tumors, despite having many measurable genetic alterations, are primarily dependent on a single activated kinase for their growth and survival advantage. This makes the cancer highly susceptible to small molecule inhibitors. Often described as an oncogenic driver mutation or dominant acting mutation, oncogene addiction is a term used to describe a tumor’s particular dependence on a specific mutation. Oncogene addiction has become an important concept in clinical development because patients with tumors governed by this behavior typically show rapid and measurable tumor shrinkage when exposed to drugs targeting the relevant alteration. These responses can be sufficiently dramatic in some cases to support expedited regulatory approval for these targeted therapies.

Kinase inhibitors against epidermal growth factor (EGFR) in stage IV lung cancer provide an informative case study regarding the importance of identifying oncogenic drivers in enabling more efficient drug development and improving clinical care.  In 2004, researchers first discovered that a subset of lung cancer was caused by a genetic defect in EGFR.  Drugs called erlotinib (Tarceva™™) and gefitinib (Iressa™™), which target EGFR, were in development for lung cancers of unknown mutation status.  Investigators learned that patients with mutations in EGFR receiving Tarceva™ or Iressa™ experienced a much higher response rate, defined as the proportion of patients with meaningful tumor shrinkage on their clinical imaging scans, than unselected patients. Patients with EGFR mutations have a response rate in the 65% range, as opposed to the 10% range noted in unselected lung patients. Tarceva™ is currently approved in the United States in first line non-small lung cancer patients with and without EGFR mutation, and in July 2013, FDA approved an additional EGFR inhibitor called afatinib (Gilotrif™) for patients with EGFR-mutant non-small cell lung cancer.

Inhibitors of other kinases associated with oncogenic driver gene mutations have shown compelling clinical effects in patients.  For example, kinases with the gene name acronyms ABL, BRAF, and ALK can also be altered in gastrointestinal stromal tumors and chronic myelogenous leukemia.  The drugs crizotinib (Xalkori™), ceritinib (Zykadia™), vemurafenib (Zelboraf™), imatinib (Gleevec™), and dasatinib (Sprycel™) have been successfully developed against these oncogenic drivers.

Researchers and clinical oncologists now often incorporate genetic assessments into clinical trials and routine care with the hope of directing patients to medicines, which may have a greater chance of treating their cancers effectively. As more driver oncogenes in cancer are identified, clinicians and investigators are more willing to test routinely with an expanding panel of genetic tests.  In turn, it is possible to develop drugs for defined subsets of patients, and to look for patients whose tumor types harbor genetically similar alterations. As such, doctors may begin to identify tumors and select therapies based on the type of mutations they share, rather than the part of the body from which they arise. Such a system should afford more efficient drug development, the opportunity for robust clinical responses and a better understanding of the underlying mechanisms of cancer.

The Loxo Approach

Loxo Oncology is committed to the discovery, development, and commercialization of targeted cancer therapies with best-in-class potential. Our diverse pipeline reflects the convergence of proven therapeutic technologies with emerging insights into the underlying susceptibilities of cancer and drug resistance. We partner with leaders in academia and industry, allowing our management team to focus on our core competencies of target selection, drug profiling and clinical and regulatory execution in well-defined patient populations.

Step 1—Target Selection

Target selection requires an understanding of which genetic alterations are oncogenic drivers. Some targets have already been clinically validated as oncogenic drivers of cancer and offer increased likelihood of program success; these targets require improved chemistry or innovative development for competitive differentiation. Other targets are still emerging, so the understanding of oncogenic driver behavior requires careful analysis of new biological evidence. We believe we are well-positioned to exploit both types of opportunities.

Learning from Clinical Trial Data.  Response signals for third-party drugs in clinical trials can point to the promise of a target that has been inadequately exploited. An important emerging concept in cancer drug development is that of target coverage, or the extent to which a drug fully engages its intended target. We believe that maximal target inhibition is required for maximal clinical effect. However, drugs often fail to reach sufficient concentrations in the human body because they are poorly absorbed, poorly distributed, rapidly cleared, or cause off-target toxicities at doses lower than those needed for optimal efficacy. Sometimes these limitations can be overcome with better chemistry, which improves drug exposure and reduces unwanted off-target effects.

Learning from Academic Research.  Lab research can help identify and qualify emerging targets. Genetic studies across groups of patient tumor samples generate rich data sets which are often publicly available. Bioinformatic approaches can help identify the alterations most likely to have clinical relevance. Lab experiments involving cell and animal models can be used to explore whether a novel target is an oncogenic driver and whether targeted drugs can be effective. Consistency of results across highly respected labs is especially important. We apply our judgment to synthesize these diverse data streams to identify the most promising targets.

Step 2—Drug Profiling

We translate target insight into a drug through the application of chemistry to a biologic problem. Whether our target of interest is fully validated or novel, we strive to understand, on a structural level, whether the relevant protein can be inhibited with a compound we can design and synthesize. We assess compounds based on their ability to fully engage their targets, avoid unwanted effects and have favorable pharmacologic properties. Target specificity also affords increased potential for combination therapy with other targeted agents. We have observed that better chemistry can unlock novel biology in the clinic. We rely on extensive experimental data from two domains to justify advancing a program.

Biologic Relevance.  In consultation with our Scientific Advisory Board, we identify experiments with the intent to answer the underlying hypothesis of oncogenic driver potential. These experiments may be conducted at Array, third-party commercial vendors or with academic collaborators. It is often necessary to have a prototype inhibitor to determine that a biologic target justifies designing and synthesizing a product candidate. Working with a partner such as Array, which has an advanced and well-annotated chemistry library including numerous prototype inhibitors, can be particularly helpful in this regard.

Chemistry Feasibility.  Our collaboration with Array allows us to employ its chemistry platform to solve problems that have historically plagued many cancer drugs. Array has over 15 years of experience in building highly selective and potent kinase and other inhibitors. For each target we want to evaluate, they help us develop molecules with the specific pharmacokinetic properties that we have identified and are able to compile a comprehensive data review prior to advancing a molecule to preclinical toxicology studies. This understanding of how a molecule might behave in vivo prevents us from advancing products with undesirable physiochemical properties. We are able to leverage Array’s collection of hundreds of thousands of compounds, extensive crystal structure library and capabilities in preclinical science and pharmacology in order to avoid the expense and time associated with building this infrastructure ourselves.

Step 3—Clinical Trial and Regulatory Execution

Our clinical development strategy employs a stepwise approach designed to identify response signals early in development and reduce development risks. In early stage development, we seek to explore one or more doses in well-defined patient populations and believe this gives us a higher likelihood of demonstrating a clinical benefit. This approach is intended to allow for early insight into the therapeutic potential of a product candidate and the possibility for rapid clinical development and expedited regulatory strategies, such as Breakthrough Therapy Designation, Fast Track Designation, Priority Review and Accelerated Approval. We intend to develop companion diagnostics as appropriate, with the help of technology partners, to identify patients whose tumors harbor the relevant genetic alterations.

Loxo Oncology Strengths

Management

Our executive management team is critical to our target identification, evaluation, selection and qualification as well as our clinical development processes. This team has significant collective experience leading the discovery, development and regulatory approval of therapeutics, including significant operational and financial experience with emerging biotechnology companies. The experience of members of our leadership team includes senior roles at Aisling Capital, FDA, Genentech, a member of the Roche Group, the National Cancer Institute, and Onyx Pharmaceuticals.  Additionally, our Chief Executive Officer and Chief Medical Officer were previously practicing physicians in the field of oncology.

Scientific Advisory Board

Our Scientific Advisory Board is integral to our target qualification and drug development processes. These advisors are actively involved in development and candidate selection, and we leverage their insights, research and expertise. Their involvement in both academic research and clinical practice allows us to gain proprietary and early insight into emerging biology that conforms to our business strategy. We have assembled key opinion leaders within the oncology community to enable our target qualification approach. Our Scientific Advisory Board members are listed below.

•                  Keith T. Flaherty, M.D. is an Associate Professor at Harvard Medical School and the director of the Termeer Center for Targeted Therapy at the Cancer Center at Massachusetts General Hospital. Dr. Flaherty focuses on the understanding of novel, molecularly targeted therapies. Dr. Flaherty serves on the board of directors of Clovis Oncology.

•                  Jeffrey A. Engelman, M.D., Ph.D. is an Associate Professor at Harvard Medical School and the Director of the Center for Thoracic Cancers at the Massachusetts General Hospital. Dr. Engelman focuses on novel therapeutic strategies for the treatment of cancer, with a particular emphasis on lung cancer. Dr. Engelman serves on the Scientific Advisory Board of Agios Pharmaceuticals.

•                  Ross L. Levine, M.D., an Associate Member at Memorial Sloan Kettering Cancer Center focuses on the molecular genetics of myeloid malignancies. His research contributed to the development of Foundation Medicine’s hematologic panel.

•                  Ben Ho Park, M.D., Ph.D., an Associate Professor of Oncology at Johns Hopkins University School of Medicine, has a research program focused on validating genetic targets, with a particular interest in breast cancer.

•                  David B. Solit, M.D., a Director in the Center for Molecular Oncology at Memorial Sloan Kettering Cancer Center, focuses on the development of cancer therapies that target pathways responsible for cancer initiation and progression. He leads a multidisciplinary team focused on translating novel molecular insights into routine clinical practice.

Product Candidates

LOXO-101

Overview.  LOXO-101 is an oral, selective inhibitor of the TRK family that we are developing for the treatment of tumors with TRK alterations. TRK has been implicated in diverse tumor types such as lung cancer, head and neck cancer, melanoma, colorectal cancer, sarcoma, and breast cancer. We selected LOXO-101 from a portfolio of Array TRK inhibitors that had distinct chemical scaffolds and were initially developed to treat pain, a setting in which positive efficacy signals had been seen with antibodies targeting the TRK pathway. As a result of the initial focus on a pain indication, the TRK inhibitors were designed for both potency and specificity to meet the higher safety standards demanded of a pain drug. In purified enzyme inhibition studies, LOXO-101 has demonstrated potent inhibition activity against TRKA, TRKB and TRKC at low nanomolar concentration levels. These studies also demonstrated that LOXO-101 was highly selective as it was not a strong inhibitor of any other tested kinase.

Similarly, in cells expressing these TRK receptors, LOXO-101 also demonstrated potent inhibition activity at low nanomolar concentrations. We believe that potent and selective inhibition of the TRK pathway may provide clinical benefit in patients whose tumors have relevant TRK alterations. Given LOXO-101’s specificity, we do not anticipate clinical activity in patients whose tumors are not driven by TRK. We are currently evaluating LOXO-101 in a Phase 1 dose escalation trial in advanced solid tumors. Initial clinical data from this trial will be presented at the American Association of Cancer Research (AACR) 2015 Annual Meeting in Philadelphia in April.

TRK Biology.  TRK plays important roles in neuronal development, including the growth and function of neuronal synapses, memory development and maintenance and the protection of neurons after ischemia or other injuries. TRK expression decreases after birth in most tissues and in adults expression is restricted primarily to cells of neural crest with a low level of expression under normal conditions. More recently, the role of TRK in non-neural tissues has also been recognized; these tissues include the kidney, prostate, B-lymphocytes, eosinophils, marrow-derived endothelial precursors (involving heart, muscle and ovary) and embryonic stem cells. Three high-affinity TRK receptors have been identified: TRKA, TRKB and TRKC. These are coded by the NTRK1, NTRK2 and NTRK3 genes, respectively.

Multiple downstream pathways believed to be important in cancer are stimulated by activated TRK receptors, including the PI3-kinase, phospholipase C-gamma, and MAP-kinase pathways. Drugs targeting some of these pathways have demonstrated clinical activity in the treatment of cancer.

TRK’s Role in Cancer.  TRK has been widely implicated in multiple cancer types and research suggests that the genes that code TRK are frequently involved in fusion events, or the abnormal connection of two genes. Fusion events can result in pathologic activation of cellular growth and proliferation pathways. The first fusion kinases that were discovered in solid tumors involved the NTRK1 gene in colon cancer. In 2002, fusion kinases involving NTRK3 were identified in secretory breast carcinoma, a rare subtype of breast cancer. More recently, research has uncovered multiple other instances of fusions involving the genes that code TRK. For example, scientists identified NTRK1 gene fusions as oncogenic in lung adenocarcinomas in 2013. We believe that the growing body of scientific literature suggesting the presence of NTRK fusions suggests a possible dependency for cellular proliferation and survival, or an oncogenic addictive role, across multiple cancers. The following table summarizes NTRK fusions that have been described in the scientific literature, although it should be noted limited data exists for the incidence of NTRK fusions:

Gene		Frequency
fusion	Cancer	<4%	5 - 25%	>25%
NTRK1	Lung adenocarcinoma	✓
NTRK1	Lung large cell neuroendocrine cancer	✓
NTRK1	Intrahepatic cholangiocarcinoma	✓
NTRK1	Colorectal cancer	✓
NTRK1	Papillary thyroid cancer		✓
NTRK1	Spitz neoplasms nevi		✓
NTRK1	Sarcoma	✓
NTRK1	Glioblastoma	✓
NTRK2	Astrocytoma	✓
NTRK2	Lung adenocarcinoma	✓
NTRK2	Brain low-grade glioma	✓
NTRK2	Head and neck squamous cell carcinoma	✓
NTRK3	Secretory breast carcinoma			✓
NTRK3	Mammary analogue secretory carcinoma of the salivary glands			✓
NTRK3	Skin cutaneous melanoma	✓
NTRK3	Papillary thyroid cancer	✓
NTRK3	Papillary thyroid cancer (post-radiation exposure)		✓
NTRK3	Breast invasive carcinoma	✓
NTRK3	Head and neck squamous cell carcinoma	✓
NTRK3	Acute myeloid leukemia	✓
NTRK3	Colorectal cancer	✓
NTRK3	Congenital mesoblastic nephroma		✓
NTRK3	Brain low-grade glioma	✓
NTRK1/2/3	Pontine glioma		✓

Frequency of NTRK Fusions in Multiple Tumor Types

In addition to fusions, other TRK alterations may be important to oncogenesis but are not fully understood. These alterations include:

•                  mutations: DNA base pair changes such as insertions, deletions, or substitutions;

•                  amplifications: an increase in the number of copies of a gene relative to other genes;

•                  splice variants: when a single gene encodes multiple proteins; and

•                  other biologic TRK alterations: disruptions causing irregular cell- cell communication that affects cell function.

LOXO-101 Pharmacology.  Key findings from a program of preclinical testing of LOXO-101 are listed below. These findings were concluded from several in vitro analyses, in vivo xenograft studies and safety analyses in mice, rats, dogs and monkeys.

•                  LOXO-101 is a highly selective and potent inhibitor of TRKA, TRKB and TRKC.

•                  In animal studies LOXO-101 demonstrated good oral bioavailability and moderate protein binding and distributes into tissues, which together, provides unbound plasma concentration at the target.

•                  LOXO-101 does not distribute significantly into the brain, resulting in low central nervous system exposure and therefore reducing the potential for central neurotoxity.

•                  Onset of target engagement in animal models within two hours suggesting the potential for rapid inhibition of target.

•                  LOXO-101 is not a significant inhibitor or inducer of cytochrome P450 3A4 isoenzyme, or CYP3A4; therefore, there may be reduced risk of drug interactions.

From these findings we concluded that LOXO-101 has strong pharmaceutical potential and that it was appropriate to advance this product candidate into clinical development. We believe that these characteristics of LOXO-101 may allow us to dose higher in humans, achieve greater inhibition of the TRK target and improve patient outcomes.

Preclinical Efficacy.  In xenograft models, LOXO-101 demonstrated significant anti-tumor activity. A xenograft is created by implanting a human tumor cell line into an immunocompromised mouse. This xenograph model was engineered to express a TRKA variant that results in pathologic activation of cellular growth and proliferation pathways. We treated mice with three different doses either once a day, or QD, or twice a day, or BID, for 14 days and compared this activity to a control group. As shown in the figure below, tumors showed response at all doses, with doses totaling 60 mg/kg or more per day showing disease stabilization, which extended through cessation of dosing. LOXO-101 was well-tolerated, causing no body weight loss and no drug-related deaths. The antitumor activity of LOXO-101 is displayed in the figure below:

Inhibition of Xenograft Tumor Growth

In the same TRKA-driven mouse xenograft model, we dosed mice with LOXO- 101 (100 mg/kg twice daily), Xalkori™ (50 mg/kg twice daily), or vehicle orally for eight days. Mice treated with LOXO-101 demonstrated significant inhibition of tumor growth relative to the control, whereas Xalkori™, an FDA approved ALK inhibitor with weak TRKA activity, did not have a measurable effect. The antitumor activity of LOXO-101 is displayed in the figure below:

Inhibition of TRKA-Driven Tumor Growth in Mice Treated with LOXO-101 or Xalkori™

Preclinical Safety.  We believe LOXO-101 has a favorable therapeutic index, as animal studies show that the drug was well-tolerated at anticipated human exposure levels.

Phase 1 Clinical Trial.  Our Phase 1 clinical trial of LOXO-101 is an open label, multicenter trial that has two stages: dose escalation and expansion. The primary objectives of the dose escalation stage are to determine the maximum tolerated dose and the appropriate dose for further clinical investigation, as well as to determine the safety, tolerability and pharmacokinetic profile of orally administered LOXO-101. Inclusion criteria is for patients with (1) locally advanced or metastatic adult solid tumor that has progressed or was nonresponsive to available therapies and for which no standard or available curative therapy exists, (2) an ECOG score, which measures disease progression, of 0 or 1 and (3) adequate hematologic, hepatic and renal function.  Dosing cohorts are expected to include up to six patients, and will proceed until a maximum tolerated dose is established or a recommended phase 2 dose is determined. Dose escalation is proceeding as expected, and is expected to be completed in mid-2015. Additional TRK-selected patients will be included in an expansion phase to further assess safety, PK and preliminary efficacy. These patients will be assessed with a flexible statistical analysis which allows activity signals to be evaluated in small subsets.

Preclinical Product Pipeline

In addition to our TRK program, we continue to advance programs against both clinically validated and novel targets. We are developing up to four additional programs under target exclusivity in collaboration with Array, with the ability to include a fifth target for an additional fee. These programs are being strategically selected from a work plan that originally encompassed twelve targets. Some programs in our work plan are near candidate stage, while others are in discovery stage. We recently disclosed three ongoing discovery programs: RET, FGFR, and FLT3.

Three Ongoing Preclinical Programs:

•                  RET is a tyrosine kinase receptor that binds the glial cell line-derived neurotrophic factor (GDNF) ligand family and contributes to the development of the nervous system and kidneys.  Patients with RET fusion proteins and RET mutations, in the setting of lung, thyroid, breast and colon cancers, have demonstrated preliminary anti-tumor activity in experimental trials of kinase inhibitors with anti-RET activity.  We are designing a highly specific RET inhibitor that optimizes on-target potency for RET fusion proteins, mutations, and clinically-identified resistance mutations.

•                  The FGFR family of receptors consists of four isoforms with tyrosine kinase domains, numbered one through four (1-4), which play important roles in embryonic development and adult angiogenesis, hormone regulation, and renal function.  Fusions, point mutations, and gene amplifications in individual isoforms of the FGFR family have been associated with distinct cancer types in patients, and preliminary anti-tumor activity has been demonstrated in genitourinary, lung, and breast cancers in experimental trials of kinase inhibitors with anti-FGFR activity.  We are designing a highly specific FGFR inhibitor that optimizes on-target potency against FGFR.  In addition, there may be a therapeutic index advantage—and therefore an opportunity for better target coverage—with an isoform-specific FGFR inhibitor, though the structural similarities of FGFR 1-3 create significant challenges for designing such an inhibitor.

•                  FLT3 is a tyrosine kinase receptor that plays an important role in the development of stem cells and the immune system.  In acute myeloid leukemia (AML), so-called internal tandem duplication (ITD) mutations in FLT3 have been associated with poorer outcomes with standard therapies, and predict sensitivity to inhibition with kinase inhibitors with anti-FLT3 activity.  Precedent FLT3 inhibitors have taught us much about how leukemia cells acquire resistance to FLT3 directed therapies.  We are designing a highly specific FLT3 inhibitor that optimizes on-target potency for the FLT3-ITD mutations and clinically-identified resistance mutations.

In addition to the RET, FGFR, and FLT3 programs, Loxo has two other programs, not yet disclosed by target name, that are ready for IND enabling work.  The Company is currently conducting confirmatory pre-IND work for these programs.  With supportive data, the programs could enter initial clinical trials in the first half of 2016.

Array Collaboration

Overview.  On July 3, 2013, we entered into a Drug Discovery Collaboration Agreement with Array, which was subsequently amended on November 26, 2013, April 10, 2014 and October 13, 2104, or the Array Agreement. Pursuant to the Array Agreement, Array agreed to design, conduct and perform research and preclinical testing for certain compounds that we select, including LOXO-101, targeting TRKA, TRKB and TRKC, identify IND candidates for TRK and other targets, and undertake manufacturing activities sufficient to conduct Phase 1 clinical studies for a subset of these compounds. Array granted us exclusive licenses worldwide for clinical and commercial development of compounds that inhibit a defined number of targets. As consideration, Array received 1) shares of our capital stock; 2) ongoing cash payments proportionate to Array’s commitment of full-time equivalents to conduct preclinical research for our programs during a discovery research phase through July 2016, which we may extend for up to two additional one-year periods; 3) payments for certain other costs and research requirements related to the targets; 4) milestone payments of up to approximately (i) $222 million with respect to products related to TRK, including LOXO-101 and its backup compounds, and (ii) $213 million with respect to product candidates directed to targets other than TRK, if certain clinical and sales milestones are achieved; and 5) single-digit royalties on sales of any resulting drugs.

In the October 2014 amendment to the Array Agreement, in addition to LOXO-101, the parties designated 12 discovery targets, of which seven were selected for additional study in January 2015, which will be reduced to four on or before January 2016. We have the option to increase the total candidate selection number to five for a modest additional payment. We also agreed to provide additional headcount support for Array’s research activities on our agreed-upon targets.

We and Array jointly own the intellectual property developed by the combined efforts of both our employees, and we each retain ownership of intellectual property that we develop independently pursuant to the collaboration. Array has granted us an exclusive license under all of Array’s intellectual property rights, including intellectual property rights developed in the collaboration, to research, develop and commercialize products resulting from the collaboration.

In addition, Array notified us in writing that it planned to begin substantial negotiations with third parties regarding the development and/or commercialization of compounds that selectively modulate TRKA for oncology indications. That notification triggered a 90 day period whereby we had the right to discuss the terms and conditions under which Array would grant such rights to us. This period has expired and Array is free to negotiate with, and grant such rights to, a third party.

Governance.  Our collaboration with Array is guided by a joint research committee, or JRC. Decisions of the JRC are made by majority vote. If the votes required to approve a decision cannot be reached within the JRC, we have the deciding vote except with respect to matters that would cause Array to violate any obligation or agreement it may have with a third party or unilaterally impose on Array any financial obligation that is beyond the scope of Array’s obligation under the Array Agreement.

Exclusivity Restrictions.  Subject to exceptions specified in the Array Agreement, for so long as we have an active research or development program for a target selected by us or are commercializing a product for such a target, Array may not research, develop, manufacture or commercialize any product comprising a small molecule, whose primary mechanism of action for therapeutic or prophylactic effect, binds to or modulates the activity of such target, or binds or modulates at least two of TRKA, TRKB or TRKC.

Term and Termination.  The Array Agreement expires on a product-by-product and country-by-country basis on the date of the expiration of the applicable royalty term with respect to each licensed product in each country and in its entirety upon the expiration of all applicable royalty terms for all licensed products in all countries. The royalty term for each licensed product in each country is the period commencing with first commercial sale of the applicable licensed product in the applicable country and ending on the latest of (i) ten years following the date of the first commercial sale in the country and (ii) expiration of the last to expire of any patent specified by the Array Agreement that includes at least one valid claim covering the manufacture, use or sale of such product in such country. Following expiration of the Array Agreement, we will have a perpetual, fully paid-up, non-exclusive license to conduct research, develop and commercialize the products developed under the Array Agreement.

The Array Agreement may be terminated by either party upon the failure of the other party to cure any material breach of its obligations under the Agreement, provided that, so long as we are reasonably able to pay our debts as they are due, in the event of our breach after expiration of the discovery research phase, Array will only be entitled to seek monetary damages and will not have the right to terminate the Array Agreement. We also have the right to terminate the Array Agreement or to terminate discovery research with respect to any compounds under development on six months’ notice to Array. If we terminate the Array Agreement for convenience, all licenses granted to us will terminate and Array will receive a license under any intellectual property rights generated by Loxo under the collaboration to further develop and commercialize the licensed programs. If we terminate the Array Agreement as a result of Array’s uncured breach, then the licenses granted by Array would continue and we would remain obligated to pay the milestone and royalty payments. For each specific compound for which we terminate research and development activities before the expiration of the research discovery phase, all licenses granted to us directed at that abandoned compound will concurrently terminate and Array will receive a license under any intellectual property rights generated by Loxo under the collaboration to further develop and commercialize such abandoned compound. We and Array have each also agreed to indemnify the other party for breaches of representations and warranties under the Array Agreement, and we have agreed to indemnify Array against any claims relating to personal injury or death resulting from a compound developed, manufactured, used, sold or otherwise distributed under the Array Agreement.

Intellectual Property

Our intellectual property is critical to our business and we strive to protect it, through the use of trade secrets and by seeking and maintaining patent protection in the United States and internationally for our product candidates, back-up compounds, and other inventions that are important to our business. For our product candidates, we generally strive for patent protection covering both composition of matter and methods of use. As more fully described below, we have an exclusive license from Array to issued composition of matter and method of use patents covering LOXO-101 that expire in 2029, without taking into account any applicable extensions.

We intend to work with Array to patent joint and/or exclusively licensed inventions in the United States and internationally. In addition, during the development of our product candidates, we may pursue patent protection to potentially enhance commercial success, such as method of use, formulation, treatment regimens, methods of making, synthetic intermediates, polymorphs, or other patent claims. We also rely on trade secrets relating to our discovery programs and product candidates, and seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

The patent positions of biotechnology companies like ours are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Consequently, we may not obtain or maintain adequate patent protection for any of our product candidates. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties.

Our patent portfolio includes patents and patent applications we exclusively licensed from Array, as well as exclusive worldwide licenses for all therapeutic indications for new intellectual property developed in our Loxo/Array discovery programs. This patent portfolio includes issued patents and pending patent applications covering compositions of matter, methods of use, methods of making, and synthetic intermediates.

The patent portfolio for LOXO-101 is summarized below.

LOXO-101’s patent portfolio includes patents exclusively licensed to us by Array for our product candidates on a worldwide basis for all therapeutic indications. Composition of matter patents for LOXO-101 is/are issued in the United States, Hong Kong, New Zealand, China, Columbia, Japan, Russia, Taiwan, Ukraine, the Philippines, and Europe (which has been validated in all member and extension states). We also have allowed patent applications for LOXO-101 in Australia, the Gulf Cooperation Council, and Indonesia.  The issued U.S. and European patents expire in 2029, not taking into account any applicable extensions. The LOXO-101 patent portfolio also includes pending U.S. and foreign applications related to methods of use for LOXO-101, composition of matter and methods of use for LOXO-101, and composition of matter and methods of use for other compounds. We have licensed three other patent families that cover back-ups to our lead TRK inhibitor program.  The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application.

In the United States, the term of a patent that covers a FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions to any of our issued patents in any jurisdiction where these are available, however there is no guarantee that the applicable authorities, including FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.

We also rely on trade secret protection for our confidential and proprietary information. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual shall be our exclusive property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

Competition

Our industry is intensely competitive and subject to rapid and significant technological change. While we believe that our knowledge, experience and scientific resources provide us with competitive advantages, we face substantial competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Many of our competitors have significantly greater financial, technical and human resources. Smaller and early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. As a result, our competitors may discover, develop, license or commercialize products before or more successfully than we do.

We face competition with respect to our current product candidates, and will face competition with respect to future product candidates, from segments of the pharmaceutical, biotechnology and other related markets that pursue targeted approaches to addressing activating molecular alterations in cancer. While there are currently no approved drugs targeting TRK, we are aware of a number of compounds that are in clinical development and enrolling in patients with TRK receptor activating alterations, including Daiichi Sankyo and its subsidiary Plexxikon’s PLX-7486 and DS-6051b, Tesaro’s TSR-011, Ignyta’s RXDX-101, Novartis AG’s dovitinib, and Mirati’s MGCD516. In addition, our collaboration partner, Array, has retained rights to development of compounds that target only one of the TRKA, TRKB or TRKC kinases, which if developed by Array or a licensee could be competitively significant, and it is likely that other companies are also engaged in preclinical development of compounds targeting one or multiple TRK kinases. However, if LOXO-101 or our future product candidates do not offer sustainable advantages over competing products, we may otherwise not be able to successfully compete against current and future competitors.

While there are no selective RET inhibitors approved in RET-specific indications, we are aware of the following compounds with ongoing RET-focused programs: Eisai (lenvatinib), Exelixis (cabozantinib), AstraZeneca (vandetanib), Pfizer (sunitinib), Ariad (ponatinib), Novartis (dovitinib), Roche (alectinib), Blueprint Medicines (no name yet).

While there are no approved selective FGFR inhibitors, we are aware of the following compounds with ongoing FGFR-focused programs: J&J (JNJ-42756493), Novartis (BGJ-398, dovitinib), AstraZeneca (AZD4547), Clovis Oncology (lucitinib), Chugai (CH5183284), Bayer (BAY 1163877, BAY 1179470), Lilly (LY2874455), Eisai (E7090), Taiho (TAS-120), BI (Nintedanib), Ariad (ponatinib), FivePrime (FP-1039, FPA144), Incyte (INCB54828), ArQule (ARQ087), BioClinica (MFGR1877S), Principia (PRN1371), Blueprint Medicines (BLU-554).

While there are no approved selective FLT3 inhibitors, we are aware of the following compounds with ongoing FLT3-focused programs:  Bayer/Amgen (sorafenib), Daiichi Sankyo (quizartinib, PLX3397), Arog (crenolanib), Novartis (midostaurin), CTI BioPharma (pacritinib), Takeda (TAK-659), Flexus (FLX925), Astellas (ASP2215).

Our competitors may obtain regulatory approval of their products more rapidly than we may or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. Our competitors may also develop drugs that are more effective, more convenient, more widely used and less costly or have a better safety profile than our products and these competitors may also be more successful than us in manufacturing and marketing their products.

In addition, we will need to develop our product candidates in collaboration with diagnostic companies, and we will face competition from other companies in establishing these collaborations. Our competitors will also compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Furthermore, we also face competition more broadly across the market for cost-effective and reimbursable cancer treatments.  The most common methods of treating patients with cancer are surgery, radiation and drug therapy, including chemotherapy, hormone therapy and targeted drug therapy or a combination of such methods. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While our product candidates, if any are approved, may compete with these existing drug and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product candidates may not be competitive with them. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Insurers and other third-party payers may also encourage the use of generic products or specific branded products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic, including branded generic, products. As a result, obtaining market acceptance of, and a gaining significant share of the market for, any of our product candidates that we successfully introduce to the market will pose challenges. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will be as our product candidates progress through clinical development.

The acquisition or licensing of pharmaceutical products is also very competitive. If we seek to acquire or license products, we will face substantial competition from a number of more established companies, some of which have acknowledged strategies to license or acquire products and many of which are bigger than us and have more institutional experience and greater cash flows than we have. These more established companies may have competitive advantages over us, as may other emerging companies taking similar or different approaches to product licenses and/or acquisitions. In addition, a number of established research-based pharmaceutical and biotechnology companies may acquire products in late stages of development to augment their internal product lines, which may provide those companies with an even greater competitive advantage.

Government Regulation

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications, or NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

Pharmaceutical product development for a new product or certain changes to an approved product in the U.S. typically involves preclinical laboratory and animal tests, the submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin.

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practice, or GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to FDA as part of the IND.

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board, or IRB, for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence of effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases the FDA requires two adequate and well- controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial with other confirmatory evidence may be sufficient in rare instances where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, currently exceeding $2,335,000, and the manufacturer and/or sponsor under an approved new drug application are also subject to annual product and establishment user fees, currently exceeding $110,000 per product and $569,000 per establishment. These fees are typically increased annually.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of new drug applications to encourage timeliness. Most applications for standard review drug products are reviewed within ten to twelve months; most applications for priority review drugs are reviewed in six to eight months. Priority review can be applied to drugs that the FDA determines offer major advances in treatment, or provide a treatment where no adequate therapy exists. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an outside advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with current good manufacturing practices, or CGMP—a quality system regulating manufacturing—is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included.

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.

Fast Track Designation and Accelerated Approval

The FDA is required to facilitate the development, and expedite the review, of drugs that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the Fast Track program, the sponsor of a new drug candidate may request that the FDA designate the drug candidate for a specific indication as a Fast Track drug concurrent with, or after, the filing of the IND for the drug candidate. The FDA must determine if the drug candidate qualifies for Fast Track Designation within 60 days of receipt of the sponsor’s request.

Under the Fast Track program and the FDA’s accelerated approval regulations, the FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.

In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post- approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to priority review by the FDA.

If a submission is granted Fast Track Designation, the sponsor may engage in more frequent interactions with the FDA, and the FDA may review sections of the NDA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the NDA is submitted. Additionally, Fast Track Designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Breakthrough Therapy Designation

The FDA is also required to expedite the development and review of the application for approval of drugs that are intended to treat a serious or life- threatening disease or condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Under the Breakthrough Therapy program, the sponsor of a new drug candidate may request that the FDA designate the drug candidate for a specific indication as a breakthrough therapy concurrent with, or after, the filing of the IND for the drug candidate. The FDA must determine if the drug candidate qualifies for Breakthrough Therapy designation within 60 days of receipt of the sponsor’s request.

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant Orphan Drug Designation to drugs intended to treat a rare disease or condition—generally a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan Drug designation must be requested before submitting an NDA. After the FDA grants Orphan Drug Designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA applicant to receive the FDA approval for a particular active ingredient to treat a particular disease with FDA Orphan Drug Designation is entitled to a seven-year exclusive marketing period in the U.S. for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of Orphan Drug Designation are tax credits for certain research and a waiver of the NDA application user fee.

Post-Approval Requirements

Once an NDA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling.

Adverse event reporting and submission of periodic reports are required following the FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, drug manufacture, packaging and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the Agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

Pediatric Information

Under the Pediatric Research Equity Act, or PREA, NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted.

The Best Pharmaceuticals for Children Act, or BPCA, provides NDA holders a six-month extension of any exclusivity—patent or non-patent—for a drug if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

FDA Regulation of Companion Diagnostics

Our drug products may rely upon in vitro companion diagnostics for use in selecting the patients that we believe will respond to our cancer therapeutics. If an in vitro diagnostic is essential to the safe and effective use of the therapeutic product then the FDA generally will require approval or clearance of the diagnostic at the same time that FDA approves the therapeutic product.

The FDA has heretofore required in vitro companion diagnostics intended to select the patients who will respond to cancer treatment to obtain a pre-market approval, or PMA, for that diagnostic simultaneously with approval of the drug. Based on a final FDA guidance document, and the FDA’s past treatment of companion diagnostics, we believe that the FDA will require PMA approval of one or more in vitro companion diagnostics to identify patient populations suitable for our cancer therapies. The review of these in vitro companion diagnostics in conjunction with the review of our cancer treatments involves coordination of review by the FDA’s Center for Drug Evaluation and Research and by the FDA’s Center for Devices and Radiological Health.

The PMA process, including the gathering of clinical and nonclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee, which exceeds $258,000 for most PMAs. In addition, PMAs for devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results when the same sample is tested multiple times by multiple users at multiple laboratories. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

PMA approval is not guaranteed, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay or prevent approval. If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an approvable letter requiring the applicant’s agreement to specific conditions, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the applicant. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions: warning letters, fines, injunctions, civil or criminal penalties, recall or seizure of current or future products, operating restrictions, partial suspension or total shutdown of production, denial of submissions for new products, or withdrawal of PMA approvals.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA regulated products, including drugs, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our product candidates to the extent we choose to sell any products outside of the United States. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. As in the United States, post-approval regulatory requirements, such as those regarding product manufacture, marketing, or distribution would apply to any product that is approved outside the United States.

Manufacturing

We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates undergoing preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. Array has manufactured the active pharmaceutical ingredient and finished drug product for LOXO-101 for phase 1a clinical testing. We are in the process of identifying and qualifying other manufacturers to provide the active pharmaceutical ingredient and fill-and-finish services for LOXO-101 as the compound progresses through clinical development, prior to seeking marketing approval from the FDA.

All of our drug candidates are small molecules and are manufactured in synthetic processes from available starting materials. The chemistry appears amenable to scale up and does not currently require unusual equipment in the manufacturing process. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

We generally expect to rely on third parties for the manufacture of our companion diagnostics. Depending on the technology solutions we choose, we may rely on multiple third parties to manufacture and sell a single test. For example, we may develop analyte specific reagents with one vendor, rely on another vendor for qualification and assembly in a finished in vitro diagnostic kit and rely on additional third parties for distribution and/or commercialization.

Commercialization

Subject to receiving marketing approvals, we expect to commence commercialization activities by building a focused sales and marketing organization in the United States to sell our products. We believe that such an organization will be able to address the community of oncologists who are the key specialists in treating the patient populations for which our product candidates are being developed. Outside the United States, we expect to enter into distribution and other marketing arrangements with third parties for any of our product candidates that obtain marketing approval.

We also plan to build a marketing and sales management organization to create and implement marketing strategies for any products that we market through our own sales organization and to oversee and support our sales force. The responsibilities of the marketing organization would include developing educational initiatives with respect to approved products and establishing relationships with researchers and practitioners in relevant fields of medicine.

Employees

As of December 31, 2014, we had a total of 11 full-time employees, all located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Corporate Information

We were incorporated under the laws of the State of Delaware in May 2013. Our principal executive offices are located at One Landmark Square, Suite 1122, Stamford, CT 06901, and our telephone number is (203) 653-3880. Our website address is www.loxooncology.com.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the United States Securities and Exchange Commission, or the SEC, and all amendments to these filings, are available, free of charge, on our website at www.loxooncology.com as soon as reasonably practicable following our filing of any of these reports with the SEC. You can also obtain copies free of charge by contacting our Investor Relations department at our office address listed below. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information posted on or accessible through these websites are not incorporated into this filing.

ITEM 1A.  RISK FACTORS

Our business is subject to numerous risks. You should carefully consider the following risks and all other information contained in this Annual Report, as well as general economic and business risks, together with any other documents we file with the SEC. If any of the following events actually occur or risks actually materialize, it could have a material adverse effect on our business, operating results and financial condition and cause the trading price of our common stock to decline.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $10.3 million and $20.7 million for the period from May 9, 2013 (Date of Inception) to December 31, 2013 and for the year ended December 31, 2014, respectively. As of December 31, 2014, we had an accumulated deficit of $31.0 million.  We have focused primarily on our discovery collaboration with Array and developing our product candidates. We have recently initiated clinical development of our lead product candidate, LOXO-101, and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To date, we have financed our operations primarily through private placements of our convertible preferred stock and our initial public offering. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

We believe that, based upon our current operating plan, our existing capital resources will be sufficient to fund our anticipated operations into 2017, including development of LOXO-101 through our planned Phase 1 expansion trial, as well as discovery and development activities through IND for one additional product candidate, with additional resources available for other discovery and clinical development activities. Our future capital requirements will depend on many factors, including:

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

Risks Related to the Discovery and Development of Our Product Candidates

Our discovery and preclinical development is focused on the development of targeted therapeutics for well-defined patient populations, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs is relatively new and may never lead to marketable products.

The discovery and development of targeted drug therapeutics for well-defined patient populations is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. The patient populations for our product candidates are not completely defined but are substantially smaller than the general treated cancer population, and we will need to screen and identify these patients. Successful identification of patients is dependent on several factors, including achieving certainty as to how specific genetic alterations respond to our product candidates and developing companion diagnostics to identify such genetic alterations as appropriate. Furthermore, even if we are successful in identifying patients, we cannot be certain that the resulting patient populations will be large enough to allow us to successfully commercialize our products and achieve profitability. Therefore, we do not know if our approach will be successful, and if our approach is unsuccessful, our business will suffer.

We are very early in our development efforts and are substantially dependent on our lead product candidate, LOXO-101. If we or our collaborators are unable to successfully develop and commercialize LOXO-101 or experience significant delays in doing so, our business will be materially harmed.

We currently do not have any products that have gained regulatory approval. We have invested substantially all of our efforts and financial resources in identifying potential drug candidates and funding our collaboration agreement with Array to conduct preclinical studies. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of LOXO-101, for which we have just initiated a Phase 1 clinical trial in patients in advanced solid tumors. As a result, our business is substantially dependent on our ability to complete the development of and obtain regulatory approval for LOXO-101.

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

Identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success. The timing of our clinical studies depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. The patient population for our product candidates is not completely defined, but is substantially smaller than other cancer indications, because we are often looking for the same type of genetic alterations across different tumor types and the number of patients with these alterations may be small. For example, with respect to LOXO-101, we do not know how many patients will have the target LOXO-101 is designed to inhibit.

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

We may experience delays in our clinical trials and we do not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned or be completed on schedule, if at all. For example, we may not be permitted to initiate the expansion phase of our LOXO-101 Phase 1 trial if our methods of selecting patients for treatment are not accepted by the FDA. There can be no assurance that the FDA will not put any of our product candidates on clinical hold in the future. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Clinical trials may be delayed, suspended or prematurely terminated because costs are greater than we anticipate or for a variety of reasons, such as:

•                  delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a trial design that we are able to execute;

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

As one of the central elements of our business strategy and clinical development approach, we often seek to screen and identify subsets of patients with a genetic alteration who may derive meaningful benefit from our development product candidates. To achieve this, our product development programs can be dependent on the development and commercialization of a companion diagnostic by us or by third party collaborators. Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices. Each agency that approves a product will independently need to approve the companion diagnostic before or concurrently with its approval of the product candidate, and before a product can be commercialized. The approval of a companion diagnostic as part of the product label will limit the use of the product candidate to only those patients who express the specific genetic alteration it was developed to detect. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all.

Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate clearance or approval prior to their commercialization. To date, the FDA has required premarket approval of all companion diagnostics for cancer therapies. We and our third-party collaborators may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third- party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval of our related product candidates.

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

Our product candidates must be approved by the FDA pursuant to a new drug application, or NDA, in the United States and by the European Medicines Agency, or EMA, and similar regulatory authorities outside the United States prior to commercialization. The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have no experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may also cause delays in or prevent the approval of an application.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a disease with a patient population of fewer than 200,000 individuals in the United States.

Generally, if a product with an Orphan Drug Designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or FDA from approving another marketing application for the same drug for the same indication during the period of exclusivity. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for Orphan Drug Designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan Drug Exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective, if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

Even if we obtain Orphan Drug Exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve a different drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

A Fast Track Designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

We do not currently have Fast Track Designation for any of our product candidates but intend to seek such designation. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track Designation. The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Many drugs that have received Fast Track Designation have failed to obtain drug approval.

A Breakthrough Therapy Designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

We do not currently have Breakthrough Therapy Designation for any of our product candidates but may seek such designation. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for development.

Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe, after completing early clinical trials, that one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as Breakthrough Therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification.

Failure to obtain marketing approval in international jurisdictions would prevent our product candidates from being marketed abroad.

In order to market and sell our products in the European Union and many other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

Any product candidate for which we obtain marketing approval will be subject to extensive post-marketing regulatory requirements and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Our product candidates and the activities associated with their development and commercialization, including their testing, manufacture, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current good manufacturing practices, or cGMP, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, including periodic inspections by the FDA and other regulatory authority, requirements regarding the distribution of samples to physicians and recordkeeping.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding use of their products and if we promote our products beyond their approved indications, we may be subject to enforcement action for off-label promotion. Violations of the Federal Food, Drug, and Cosmetic Act relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws.

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

Our relationships with customers and third-party payers will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payers will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

•                  federal law requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians and teaching hospitals, which includes data collection and reporting obligations. The information was to be made publicly available on a searchable website in September 2014; and

•                  analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers.

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

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products. While the MMA only applies to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payers.

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

We expect that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

Legislative and regulatory proposals have been made to expand post- approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

We entered into a Drug Discovery Collaboration Agreement with Array, which was subsequently amended on November 26, 2013, April 10, 2014 and October 13, 2014, or the Array Agreement. Pursuant to the Array Agreement, Array agreed to design, conduct and perform research and preclinical testing for certain compounds that we select, including LOXO-101, targeted at TRKA, TRKB and TRKC, and identify IND candidates for TRK and other targets, while undertaking manufacturing activities sufficient to conduct Phase 1 clinical trials for a subset of these programs. Array granted us exclusive licenses worldwide, for clinical and commercial development of these compounds. See “Business—Array Collaboration.” Array has an obligation to test targets during our discovery phase, but we cannot be certain that our collaboration will lead to the discovery of any additional product candidates beyond LOXO-101 or that any of these product candidates will be successfully commercialized and developed. We and Array jointly own the intellectual property developed by the combined efforts of both our employees, and we each retain ownership of intellectual property that we develop independently pursuant to the collaboration. Array has granted us an exclusive license under all intellectual property for our product candidates.

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

Furthermore, if Array changes its strategic focus, or if external factors cause it to divert resources from our collaboration, or if it independently develops products that compete directly or indirectly with our product candidates using resources it acquires from our collaboration, our business and results of operations could suffer. For example, while Array has granted us a license for compounds designed to target at least two of the three known TRK kinases. Array has retained ownership and rights to development of compounds targeting only one TRK kinase. We were notified by Array regarding their efforts and use of third parties for the development and/or commercialization of compounds that selectively modulate TRKA for oncology indications.  We have not elected to be a third party provider for such efforts, as permitted under our collaboration agreement with Array.  If Array or its partners develops such compounds in direct competition with our product candidates, our business would be adversely impacted.

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

We will rely on third-party clinical research contractors and organizations to conduct our ongoing Phase 1 clinical trial of LOXO-101; and we will rely on third party contractors, clinical data management organizations, independent contractors, medical institutions and clinical investigators to conduct our clinical trials beyond Phase 1. These agreements may terminate for a variety of reasons, including a failure to perform by the third parties. If we needed to enter into alternative arrangements, our product development activities would be delayed.

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

Our reliance on these third parties to conduct our clinical trials will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and other regulatory authorities require us to comply with standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We are also required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a source for bulk drug substance. LOXO-101

The formulation used in early studies is not a final formulation for commercialization. Additional, changes may be required by FDA or other regulatory authorities on specifications and storage conditions. These may require additional studies, and may delay our clinical trials.

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

Risks Related to the Commercialization of Our Product Candidates

Even if any of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payers and others in the medical community necessary for commercial success.

If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payers and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments to the exclusion of our product candidates. In addition, physicians, patients and third-party payers may prefer other novel products to ours. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. In addition, many companies are developing cancer therapeutics that work by inhibiting multiple kinases, that may directly compete with our lead product candidate and future product candidates, including Daiichi Sankyo and its subsidiary Plexxikon’s PLX-7486, Tesaro’s TSR-011, Ignyta’s RXDX-101, Novartis AG’s dovitinib, and Mirati’s MGDC516..  In addition, there are a number of competitors in each of our three ongoing preclinical programs.  A number of companies developing RET inhibitors, including Eisai (lenvatinib), Exelixis (cabozantinib), AstraZeneca (vandetanib), Ariad (ponatinib), Novartis (dovitinib), Roche (alectinib), Blueprint Medicines (no name yet), Pfizer (sunitinib).  There are a number of companies developing FGFR inhibitors including J&J (JNJ- 42756493), Novartis (BGJ-398, dovitinib), AstraZeneca (AZD4547), Clovis Oncology (lucitinib), Chugai (CH5183284), Bayer (BAY 1163877, BAY 1179470), Lilly (LY2874455), Eisai (E7090), Taiho (TAS-120), BI (Nintedanib), Ariad (ponatinib), FivePrime (FP-1039, FPA144), Incyte (INCB54828), ArQule (ARQ087), BioClinica (MFGR1877S), Principia (PRN1371), Blueprint Medicines (BLU-554).  There are a number of companies developing FLT3 inhibitors, including Daiichi Sankyo (quizartinib, PLX3397), Arog (crenolanib), Novartis (midostaurin), CTI BioPharma (pacritinib), Takeda (TAK-659), Flexus (FLX925), Astellas (ASP2215).

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market and or slow our regulatory approval. In addition, our ability to compete may be affected in many cases by insurers or other third-party payers seeking to encourage the use of generic products. Generic products are currently on the market for the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic products.

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

The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.

The availability and extent of reimbursement by governmental and private payers is essential for most patients to be able to afford expensive treatments. Sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payers. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payers tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Reimbursement agencies in Europe may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European countries. Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada, and other countries has and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medicines, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

Moreover, increasing efforts by governmental and third-party payers, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products into the healthcare market.

In addition to CMS and private payers, professional organizations such as the National Comprehensive Cancer Network and the American Society of Clinical Oncology can influence decisions about reimbursement for new medicines by determining standards for care. In addition, many private payers contract with commercial vendors who sell software that provide guidelines that attempt to limit utilization of, and therefore reimbursement for, certain products deemed to provide limited benefit to existing alternatives. Such organizations may set guidelines that limit reimbursement or utilization of our products.

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

Moreover, we may be subject to a third-party preissuance submission of prior art to the U.S. PTO, or become involved in opposition, derivation, reexamination, inter parts review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

We are an early-stage clinical development company with a limited operating history, and, as of December 31, 2014, had only 8 employees and 3 executives. We are highly dependent on the research and development, clinical and business development expertise of Joshua H. Bilenker, M.D. our President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our discovery and preclinical development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of December 31, 2014, our executive officers and directors, combined with our stockholders who individually own more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 84.4% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Provisions in our certificate of incorporation and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

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

As of December 31, 2014 there were 510,863 shares of our common stock available for future grant under our 2014 Equity Incentive Plan.  Additionally, as of December 31, 2014, there were outstanding options to purchase up to 2,011,005 shares of our common stock. Any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

The price of our common stock may be volatile and fluctuate substantially.

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, the market price for our common stock may be influenced by many factors, including:

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

•                  the results of our efforts to discover, develop, acquire or in- license additional product candidates or products;

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

A significant portion of our total outstanding shares are eligible to be sold into the market which could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

We have taken advantage of reduced reporting burdens. In particular,  we have not included all of the executive compensation-related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We will continue to incur increased costs as a result of becoming a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters occupy approximately 1,670 square feet of leased office space in Stamford, Connecticut pursuant to a sublease that expires in 2018. In addition, we also lease office space in South San Francisco, California, where we occupy approximately 2,900 square feet under a lease which expires in 2017.  We intend to add additional space if we add employees and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed suitable additional space will be available on commercially reasonable terms to accommodate any such expansion of our operations.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results or financial condition.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is traded on the NASDAQ Global Select Market under the symbol “LOXO.” Prior to August 1, 2014, there was no public market for our common stock. The table below summarizes the high and low sales prices of our common stock as reported on the Nasdaq Global Market.

	High	Low
Year ended December 31, 2014
Third Fiscal Quarter(1)	$15.56	$10.11
Fourth Fiscal Quarter	$15.56	$10.01

(1)                                 The period reported for the third fiscal quarter is from July 31, 2014 through September 30, 2014.

On February 28, 2015, there were approximately 783 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

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

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Loxo” refer to Loxo Oncology, Inc.

Overview

Loxo Oncology is committed to the discovery, development, and commercialization of targeted cancer therapies with best-in-class potential. Our diverse pipeline reflects the convergence of proven therapeutic technologies with emerging insights into the underlying susceptibilities of cancer and drug resistance. We partner with leaders in academia and industry, allowing our management team to focus on clinical-regulatory execution in well-defined patient populations.

Pre-clinical research indicates that our lead product candidate, LOXO-101, is a potent and selective inhibitor of tropomyosin receptor kinase, or TRK, a family of signaling molecules that appear to play an important role in the development and perpetuation of certain cancers. We are evaluating LOXO-101 in a Phase 1 dose escalation trial for patients with advanced solid tumors, and we anticipate reporting interim data at the American Association of Cancer Research (AACR) 2015 Annual Meeting in Philadelphia in April. We are also building a pipeline of additional targeted cancer therapies with best-in-class potential.

Our Phase 1 clinical trial of LOXO-101 is an open label, multicenter trial that has two stages: dose escalation and expansion. The primary objectives of the dose escalation stage are to determine the maximum tolerated dose and the appropriate dose for further clinical investigation, as well as to determine the safety, tolerability and pharmacokinetic profile of orally administered LOXO-101. Inclusion criteria is for patients with (1) locally advanced or metastatic adult solid tumor that has progressed or was nonresponsive to available therapies and for which no standard or available curative therapy exists, (2) an ECOG score, which measures disease progression, of 0 or 1 and (3) adequate hematologic, hepatic and renal function. We began enrolling patients in our Phase 1 trial in May of 2014, and are currently reviewing pharmacokinetic data from the initial dosing cohorts. Initial safety and pharmacokinetic data will be presented at the American Association for Cancer Research (AACR) Annual Meeting in April 2015.  Additional TRK-selected patients will be included in an expansion phase to further assess safety, PK and preliminary efficacy.  These patients will be assessed with a flexible statistical analysis which allows activity signals to be evaluated in small subsets.

Since inception, we have incurred significant operating losses. Our net loss for the year ended December 31, 2014 was $20.7 million, including approximately $14.5 million of total research and development expenses, and approximately $6.2 million of total general and administrative expenses. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the discovery, development and clinical trials of, and seek regulatory approval for and pursue potential commercialization of, our product candidates. In addition, we will also incur additional expenses if and as we enter into additional collaboration agreements, acquire or in-license products and technologies, expand our collaboration with Array, establish sales, marketing and distribution infrastructure and/or expand and protect our intellectual property portfolio.

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

Liquidity

Our financial statements and related disclosures have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should we be unable to continue in existence. We have not generated any revenues and have not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of our products will require significant additional financing. Our accumulated deficit at December 31, 2014 was approximately $31.0 million and management expects to incur substantial and increasing losses in future periods. Our ability to successfully pursue our business is subject to certain risks and uncertainties, including among others, uncertainty of product development, competition from third parties, uncertainty of capital availability, uncertainty in our ability to enter into agreements with collaborative partners, dependence on third parties, and dependence on key personnel. We plan to finance future operations with a combination of proceeds from the issuance of equity, debt, licensing fees, and revenues from future product sales, if any. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our planned products. We believe that our existing cash and cash equivalents as of December 31, 2014 will be sufficient to enable us to continue as a going-concern for a reasonable period of time beyond December 31, 2015.

Components of Operating Results

Revenue

To date, we have not generated any revenues. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates.

Research and Development Expenses with Related Party

Our research and development expenses with a related party for the year ended December 31, 2014 consisted of $7.6 million related to the conduct of the discovery and preclinical development programs by Array. For the period from May 9, 2013 (date of inception) to December 31, 2013, our research and development costs consisted primarily of the estimated fair value of convertible preferred stock issued in connection with the Array Agreement of approximately $7.0 million and $2.4 million in research and development expenditures under our collaboration with Array.

Research and Development Expenses

Research and development costs are charged to expense as incurred. These costs include, but are not limited to, employee-related expenses, including salaries, benefits, stock-based compensation and travel as well as expenses related to third-party collaborations and contract research arrangements.  We initiated research and development studies for our product candidate during 2014 and hired full-time research and development employees which resulted in related costs of $4.9 million during the year ended December 31, 2014.  Additionally, we recognized $2.0 million in stock-based compensation expense during the year ended December 31, 2014.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As we advance our product candidates, we expect the amount of external research and development will continue to increase for the foreseeable future, while our internal spending should increase at a slower and more controlled pace.

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

Interest Income (Expense), net

Interest income and expense consist principally of the interest earned from our short-term and long-term investments offset by the amortization of discounts recorded in connection with the purchase of certain investments.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to the Financial Statements appearing elsewhere in this Form 10-K, we believe the following accounting policies are critical to the preparation of our financial statements.

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

Income Taxes

Income taxes are recorded in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications, or ASC, Topic 740, Income Taxes, or ASC 740, which provides for deferred taxes using an asset and liability approach. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

We account for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2013 and December 31, 2014, we did not have any uncertain tax positions.

We have incurred substantial losses during our history. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. To the extent that we continue to generate tax losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not completed our analysis to determine what, if any, impact any prior ownership change has had on our ability to utilize our net operating loss carryforwards. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including this offering. As of December 31, 2014, we had federal net operating loss carryforwards of approximately $20.3 million that could be limited if we have experienced, or if in the future we experience, an ownership change. At December 31, 2014, our federal and local net operating loss carryforwards do not yet include the effect of research and development expenses of $7.1 million that we have capitalized for tax purposes.

Stock-Based Compensation

We apply the fair value recognition provisions of ASC Topic 718, Compensation—Stock Compensation, or ASC 718. Determining the amount of share-based compensation to be recorded requires us to develop estimates of the fair value of stock options as of their grant date. Calculating the fair value of share-based awards requires that we make highly subjective assumptions.

Stock-based compensation cost of our employees and members of our board of directors is measured at the date of grant based on the estimated fair value of the award, net of estimated forfeitures. We estimate the grant date fair value and the resulting stock-based compensation expense using the Black-Scholes option pricing model. The use of the Black- Scholes option pricing model requires us to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates, the value of the common stock and expected dividend yields of the common stock. The grant date fair value of a stock-based award is recognized as an expense over the requisite service period of the award on a straight-line basis. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We account for stock-based compensation arrangements with other non-employees using a fair value approach. The fair value of these options is measured using the Black-Scholes option pricing model reflecting an expected life that is assumed to be the remaining contractual life of the option. The compensation costs of these arrangements are subject to remeasurement over the vesting terms as earned.

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of convertible preferred stock, unvested restricted stock and stock options. Diluted net loss per share of common stock is computed by dividing the net loss attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of convertible preferred stock, unvested restricted stock and stock options outstanding during the period calculated in accordance with the treasury stock method, although these shares and options are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the period from May 9, 2013 (Date of Inception) to December 31, 2013 or the year ended December 31, 2014.

Recent Accounting Pronouncements

On August 27, 2014, the Financial Accounting Standards Board {“FASB”) issued Accounting Standard Update (“ASU”) 2014-15 Presentation of Financial Statement-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The FASB believes that requiring management to perform the assessment will enhance the timeliness, clarity, and consistency of related disclosures and improve convergence with International Reporting Standards (“IFRS”) (which emphasize management’s responsibility for performing the going-concern assessment). However, the time horizon for the assessment (look-forward period) and the disclosure thresholds under GAAP and IFRSs will continue to differ.  We do not anticipate that the adoption of this standard will have a material impact on our financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. We do not anticipate that the adoption of this standard will have a material impact on our financial statements.

Results of Operations

Comparison of the Period from May 9, 2013 (date of inception) to December 31, 2013 to the Year Ended December 31, 2014 (in thousands)

	Period From
	May 9, 2013
	(Date of	Year Ended
	Inception) to	December
	December 31, 2013	31, 2014	Change
Operating expenses:
Research and development with a related party	$9,384	$7,568	$(1,816)
Research and development	323	6,947	6,624
General and administrative	583	6,175	5,592
Total operating expenses and loss from operations	(10,290)	(20,690)	10,400
Interest income, net	—	18	18
Net loss	$(10,290)	$(20,672)	$10,382

Research and development expense with related party

Research and development expense with related party decreased by $1.8 million, from $9.4 million for the period from May 9, 2013 (Date of Inception) to December 31, 2013 to $7.6 million for the year ended December 31, 2014. The decrease was primarily due to issuance of convertible preferred stock issued in connection with the Array Agreement of approximately $7.0 million during 2013. This was offset by $1.8 million increase due to the timing of when we commenced a substantial portion of our research and development efforts with Array in September 2013.

Research and development expense

Research and development expense increased by $6.6 million, from $0.3 million for the period from May 9, 2013 (Date of Inception) to December 31, 2013 to $6.9 million for the year ended December 31, 2014. The increase was primarily due to the timing of when we commenced a substantial portion of our research and development efforts in September 2013.  As a result of this timing we had increases in our employment costs, clinical and preclinical costs, and consulting fees of $1 million, $1.5 million, and $1.6 million, respectively. We also recognized stock-based compensation expense of $2.0 million during the year ended December 31, 2014.  The majority of our cash research and development expenses for the year ended December 31, 2014 has been directed toward our TRK program, including LOXO-101.

General and administrative expense

General and administrative expenses increased by $5.6 million for the period from May 9, 2013 (Date of Inception) to December 31, 2013 compared to the year ended December 31, 2014 primarily due to the timing in which we commenced a substantial portion of our operations in the third quarter of 2013 as well as our efforts to complete our initial public offering in August 2014.  As a result of our timing and public offering efforts, we had increases in our employment costs, legal costs, professional fees, and operating costs of $1.3 million, $1.1 million, $0.9 million, and $1.3 million, respectively.  We also recognized stock-based compensation expense of $1.0 million during the year ended December 31, 2014.  We expect our general and administrative expenses to continue to increase during 2015 due to the increase in headcount, compensation expense associated with stock options granted and increased insurance, professional fees and other operating costs as a result of becoming a public company.

JOBS Act

Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of new or revised accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. We incurred a net loss of $20.7 million for the year ended December 31, 2014. Net cash used in operating activities was $17.7 million during the year ended December 31, 2014.  At December 31, 2014, we had an accumulated deficit of $31.0 million, working capital of $106.0 million, cash and cash equivalents of $43.9 million, short-term investments of $62.4 million, and long-term investments of $6.6 million. Aggregate cash, cash equivalents, and investments were $112.9 million as of December 31, 2014.  Historically, we have financed our operations principally through private placements of preferred stock and our initial public offering of common stock.

Cash Flows

The following table summarizes our cash flows for the period from May 9, 2013 (Date of Inception) through December 31, 2013 and for the year ended December 31, 2014 (in thousands):

	Period From May 9, 2013 (Date of Inception) to December 31, 2013	Year Ended December 31, 2014

Net cash (used in) provided by:
Operating activities	$(2,794)	$(17,695)
Investing activities	—	(69,080)
Financing activities	17,788	115,711
Net increase in cash and cash equivalents	$14,994	$28,936

Net cash used in operating activities

Net cash used in operating activities was $2.8 million for the period from May 9, 2013 (date of inception) to December 31, 2013 and consisted primarily of a net loss of $10.3 million offset by $7.0 million of noncash increases attributable to the research and development expense recognized related to the issuance of Series A-1 convertible preferred stock to Array and a $0.4 million increase in net operating liabilities. At the time of Series A-1 convertible preferred stock issuance to Array as part of the Array Agreement, the fair value of Series A-1 shares was estimated to be $14.07 per share based upon a valuation performed with the assistance of an independent valuation firm.

Net cash used in operating activities was $17.7 million for the year ended December 31, 2014 and consisted primarily of a net loss of $20.7 million and $0.1 million decrease in change in operating assets and liabilities.  These decreases were offset by noncash charges of $3.1 million and primarily related to stock-based compensation expense.  The change in our operating assets was primarily attributable to the upfront fees paid in connection with research and development efforts, the prepayment of Array’s quarterly fee for services to be provided under our collaboration agreement and the timing of renewals related to certain annual insurance premiums.   The change in operating liabilities was primarily attributable to the increase in accrued compensation expense, professional fees and research and development efforts.

Net cash used in investing activities

There were no investing activities during the period from May 9, 2013 (Date of Inception) to December 31, 2013.

Net cash used in investing activities for the year ended December 31, 2014 totaled $69.1 million and consisted primarily of $74.6 million of investment purchases and $5.5 million of investment proceeds upon maturity.  The investment activity occurred entirely during the fourth quarter of 2014.

Net cash provided by financing activities

Net cash provided by financing activities was $17.8 million for the period from May 9, 2013 (Date of Inception) to December 31, 2013 and primarily due to the issuance of our Series A redeemable convertible preferred stock.

Net cash provided by financing activities was $115.7 million for the year ended December 31, 2014, which was primarily due to $43.2 million in net proceeds from the issuance of our redeemable convertible preferred stock and common stock and $72.4 million in net proceeds in connection with our initial public offering in August 2014.  We also received $0.1 million in proceeds from stock option exercises.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund future clinical trials of LOXO-101, as well as clinical trials of our other preclinical product candidates and continuing preclinical activities.

As a publicly traded company, we incur significant legal, accounting and other expenses that we were not required to incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC and The NASDAQ Stock Market, requires public companies to implement specified corporate governance practices that were inapplicable to us as a private company. We expect these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

We believe that, based upon our current operating plan, our existing capital resources, together with the net proceeds from our offering and the concurrent private placement, will be sufficient to fund our anticipated operations into 2017 including the development of LOXO-101 through our planned Phase 1 expansion trial, as well as discovery and development activities through IND for one additional product candidate, with additional resources available for other discovery and development activities. However, we anticipate that we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may incur debt, license certain intellectual property and seek to sell additional equity or convertible securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of equity or convertible securities, these securities could have rights or preferences senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our future capital requirements will depend on many factors, including:

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

Please see “Risk Factors” for additional risks associated with our substantial capital requirements.

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

Contractual Obligations and Commitments

The following is a summary of our long-term contractual cash obligations as of December 31, 2014 (in thousands):

	Total	Less than One Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Operating lease obligations(1)	$388	$131	$231	$26	$—
Collaboration obligations(2)	7,500	7,500	—	—	—
Total contractual obligations	$7,888	$7,631	$231	$26	$—

(1)                                 Operating lease obligations reflect our obligation to make payments in connection with the leases for our office space.

(2)                                 The table includes approximately $7.5 million of non-cancelable obligations through December 2015 with Array for providing full-time equivalents and other support. We can elect to discontinue the work under the Array Agreement upon at least six months prior written notice delivered.  The table excludes milestones and royalties that may become payable under the Array Agreement. See “Array Collaboration Agreement” below.

Purchase Commitments

Other than amounts due for the leases of our Stamford, CT and South San Francisco, CA offices and under the Array collaboration agreement, as described below, we have no material non-cancelable purchase commitments with contract manufacturers or service providers as we have generally contracted on a cancelable basis.

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

With respect to the discovery and preclinical program, the collaboration agreement runs through July 3, 2016, and we have the option to extend the term for up to two additional one-year renewal periods by providing written notice to Array at least three months before the end of the initial discovery and preclinical development programs or the renewal period, if applicable. In addition to LOXO-101, the parties designated 12 discovery targets, of which seven were selected for additional study in January 2015, which will be reduced to four on or before January 2016. The Company has the option to increase the total candidate selection number to five for a modest additional payment.

As part of the Array Agreement we agreed to pay Array a fixed amount per month, based on Array’s commitment to provide full-time equivalents and other support relating to the conduct of the discovery and preclinical development programs. We recorded related-party research and development expenses for the period from May 9, 2013 (Date of Inception) to December 31, 2013 and for the year ended December 31, 2014 of $9.4 million and $7.6 million, respectively, related to the conduct of the discovery preclinical development programs by Array and the issuance of convertible preferred stock to Array in 2013.

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

Off-Balance Sheet Arrangements

Through December 31, 2014, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Loxo Oncology, Inc.

We have audited the accompanying balance sheets of Loxo Oncology, Inc. as of December 31, 2013 and 2014, and the related statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ (deficit) equity and cash flows for the period from May 9, 2013 (Date of Inception) to December 31, 2013 and for the year ended December 31, 2014. Loxo Oncology, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Loxo Oncology, Inc. as of December 31, 2013 and 2014, and the results of its operations and its cash flows for the period from May 9, 2013 (Date of Inception) to December 31, 2013 and for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Roseland, New Jersey

March 27, 2015

Loxo Oncology, Inc.

Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2013	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$14,994	$43,930
Short-term investments	—	62,362
Prepaid expenses with related party and other current assets	17	1,484
Total current assets	15,011	107,776
Long-term investments	—	6,648
Property and equipment	—	12
Security deposits	11	23
Total assets	$15,022	$114,459
Liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$221	$239
Accrued expenses and other current liabilities	189	1,548
Total liabilities	410	1,787
Commitments and contingencies
Redeemable convertible preferred stock:
Series A, $0.0001 par value; 5,156,250 and 0 shares authorized at December 31, 2013 and 2014, respectively; 2,812,497 and 0 shares issued and outstanding at December 31, 2013 and 2014, respectively; (liquidation preference of $18,000 and $0 at December 31, 2013 2014, respectively)	17,799	—
Series A-1, $0.0001 par value; 500,704 and 0 shares authorized at December 31, 2013 and 2014, respectively; 500,704 and 0 shares issued and outstanding at December 31, 2013 and 2014, respectively; (liquidation preference of $12,000 and $0 at December 31, 2013 and 2014, respectively)	7,044	—
Total redeemable convertible preferred stock	24,843	—
Stockholders’ (deficit) equity:
Common stock, $0.0001 par value; 9,375,000 and 125,000,000 shares authorized at December 31, 2013 and 2014, respectively; 452,896 and 16,644,229 shares issued and 452,896 and 16,634,063 outstanding at December 31, 2013 and 2014, respectively	—	2
Additional paid-in capital	59	143,660
Accumulated deficit	(10,290)	(30,962)
Accumulated other comprehensive loss	—	(28)
Total stockholders’ (deficit) equity	(10,231)	112,672
Total liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity	$15,022	$114,459

See accompanying notes to financial statements.

Loxo Oncology, Inc.

Statements of Operations

(in thousands, except share and per share amounts)

	Period From May 9, 2013 (Date of Inception) to December 31, 2013	Year Ended December 31, 2014
Operating expenses:
Research and development with related party	$9,384	$7,568
Research and development	323	6,947
General and administrative	583	6,175
Total operating expenses and loss from operations	(10,290)	(20,690)
Interest income, net	—	18
Net loss	$(10,290)	$(20,672)
Accretion of redeemable convertible preferred stock	(12)	(34)
Net loss attributable to common stockholders	$(10,302)	$(20,706)
Per share information:
Net loss per share of common stock, basic and diluted	$(70.79)	$(3.06)
Weighted average shares outstanding, basic and diluted	145,528	6,773,673

See accompanying notes to financial statements.

Loxo Oncology, Inc.

Statements of Comprehensive Loss

(in thousands, except share and per share amounts)

	Period From May 9, 2013 (Date of Inception) to December 31, 2013	Year Ended December 31, 2014

Net loss	$(10,290)	$(20,672)
Other comprehensive loss:
Unrealized loss on investments	—	(28)
Comprehensive loss	$(10,290)	$(20,700)

See accompanying notes to financial statements.

Loxo Oncology, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity

 (in thousands, except share and per share amounts)

	Preferred stock							Stockholders’ (deficit) equity
	Series A		Series A-1		Series B			Common stock				Accumulated	Total
										Additional		Other	Stockholders’
										Paid-in	Accumulated	Comprehensive	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Total	Shares	Amount	Capital	Deficit	Loss	Equity
Balance May 9, 2013 (Date of Inception)	—	$—	—	$—	—	$—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock to founders — June and July 2013 at $0.0001 per share	—	—	—	—	—	—	—	452,896	—	1	—	—	1
Issuance of Series A redeemable convertible preferred stock — net of issuance costs of $213, July and September 2013 at $6.40 per share	2,812,497	17,787	—	—	—	—	17,787	—	—	—	—	—	—
Issuance of Series A-1 redeemable convertible preferred stock with a fair value of $14.07 per share, in connection with a license agreement- July 2013	—	—	500,704	7,044	—	—	7,044	—	—	—	—	—	—
Accretion of Series A redeemable convertible preferred stock to redemption value	—	12	—	—	—	—	12	—	—	(12)	—	—	(12)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	70	—	—	70
Net loss	—	—	—	—	—	—	—	—	—	—	(10,290)	—	(10,290)
Balance at December 31, 2013	2,812,497	17,799	500,704	7,044	—	—	24,843	452,896	—	59	(10,290)	—	(10,231)
Issuance of common stock due to exercise of vested options	—	—	—	—	—	—	—	114,818	—	167	—	—	167
Issuance of Series A redeemable convertible preferred stock — March 2014 at $6.40 per share	2,343,753	15,000	—	—	—	—	15,000	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock — April 2014 and June 2014 at $8.9661 per share	—	—	—	—	3,166,233	28,178	28,178	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	26	—	—	—	8	34	—	—	(34)	—	—	(34)
Conversion of redeemable preferred stock into shares of common stock	(5,156,250)	(32,825)	(500,704)	(7,044)	(3,166,233)	(28,186)	(68,055)	9,932,042	1	68,054	—	—	68,055
Issuance of common stock in connection with the initial public offering and private placement, net of offering costs	—	—	—	—	—	—	—	6,134,307	1	72,365	—	—	72,366
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	3,049	—	—	3,049
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(28)	(28)
Net loss	—	—	—	—	—	—	—	—	—	—	(20,672)	—	(20,672)
Balance at December 31, 2014	—	$—	—	$—	—	$—	$—	16,634,063	$2	$143,660	$(30,962)	$(28)	$112,672

See accompanying notes to financial statements.

Loxo Oncology, Inc.

Statements of Cash Flows

(in thousands)

	Period From May 9, 2013 (Date of Inception) to December 31, 2013	Year Ended December 31,2014
Operating activities:
Net loss	$(10,290)	$(20,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	30
Stock-based compensation	70	3,049
Issuance of redeemable convertible preferred stock in connection with collaboration agreement	7,044	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(17)	(1,244)
Security deposits	(11)	(12)
Accounts payable	221	18
Accrued expenses and other current liabilities	189	1,136
Net cash used in operating activities	(2,794)	(17,695)
Investing activities:
Purchases of available-for-sale securities	—	(74,566)
Proceeds from maturing available-for-sale securities	—	5,500
Purchase of property	—	(14)
Net cash used in investing activities	—	(69,080)
Financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net	17,787	43,178
Proceeds from the issuance of common stock	1	74,331
Payment of deferred financing fees	—	(1,798)
Net cash provided by financing activities	17,788	115,711
Net increase in cash and cash equivalents	14,994	28,936
Cash and cash equivalents—beginning of period	—	14,994
Cash and cash equivalents—end of period	$14,994	$43,930

Supplemental schedule of noncash financing activities:
Conversion of redeemable convertible preferred stock into common stock	$—	$68,055

See accompanying notes to financial statements.

Loxo Oncology, Inc.

Notes to Financial Statements

December 31, 2013 and 2014

1.                                      Organization and Description of the Business

Loxo Oncology, Inc. (the “Company”) was incorporated on May 9, 2013 in the State of Delaware. The Company is committed to the discovery, development, and commercialization of targeted cancer therapies with best-in-class potential. Loxo Oncology, Inc.’s diverse pipeline reflects the convergence of proven therapeutic technologies with emerging insights into the underlying susceptibilities of cancer and drug resistance. The Company operates in one segment and has its principal office in Stamford, Connecticut.

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

Liquidity

At December 31, 2014, the Company had working capital of $106.0 million, an accumulated deficit of $31.0 million, cash and cash equivalents of $43.9 million, and investments of $69.0 million, of which $62.4 million and $6.6 million were classified as short-term and long-term, respectively. Upon consummation of its initial public offering and the concurrent private placement on August 6, 2014, and the over-allotment exercise on September 5, 2014, the Company received cash proceeds, net of underwriting discounts and commissions, and initial public offering costs of approximately $72.4 million. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and pre-clinical testing, and commercialization of the Company’s products will require significant additional financing.

The Company believes that its existing cash, cash equivalents, and investments, will be sufficient to enable the Company to continue as a going-concern for a reasonable period of time beyond December 31, 2014. However, the Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of its planned research and development activities. If the Company is unable to obtain additional financing or generate license or product revenue, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

2.                                      Summary of Significant Accounting Policies

Significant Accounting Policies

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Use of Estimates

Management considers many factors in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. In preparing these financial statements, management used significant estimates in the following areas, among others: stock-based compensation expense, the determination of the fair value of stock-based awards, the accounting for research and development costs, and the recoverability of the Company’s net deferred tax assets and related valuation allowance.

Prior to its initial public offering in August 2014, the Company utilized significant estimates and assumptions in determining the fair value of its common stock and convertible preferred stock. The Board determined the estimated fair value of the Company’s common stock based on a number of objective and subjective factors, including external market conditions affecting the biotechnology industry and the prices at which the Company sold shares of convertible preferred stock, the superior rights and preferences of securities senior to the Company’s common stock at the time, and the likelihood of achieving a liquidity event, such as the sale of the Company.

Cash and Cash Equivalents

The Company considers all highly-liquid investments that have maturities of three months or less when acquired to be cash equivalents. As of December 31, 2013, the Company’s cash and cash equivalents consisted of cash deposited in a business checking account and a $20,000 certificate of deposit. As of December 31, 2014, the Company’s cash and cash equivalents consisted of $18.0 million deposited in a business checking account, a $20,000 certificate of deposit, $8.9 million in a money market fund and $17.0 million in government sponsored enterprise debt securities that had maturities of three month or less when acquired. Cash equivalents are valued at cost, which approximates their fair market value.

Investments

At the time of purchase, the Company classifies investments in marketable securities as either available-for-sale securities, held to maturity securities, or trading securities, depending on its intent at that time.

Investments available-for-sale are carried at fair value with unrealized holding gains and losses recorded within other comprehensive income. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk or underlying security and overall capital market liquidity. The Company reviews unrealized losses associated with available-for-sale investments to determine the classification as a “temporary” or “other-than-temporary” impairment. A temporary impairment results in an unrealized loss being recorded in other comprehensive income. An impairment that is viewed as other-than-temporary is recognized in the statement of operations. The Company considers various factors in determining the classification, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the issuer or investee, and the Company’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. As of December 31, 2014, the Company held $69.0 million in investments of which $62.4 million and $6.6 million were classified as short-term and long-term, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and available for sale securities. The Company maintains its cash and cash equivalents at financial institutions, which at times, exceed federally insured limits.  At December 31, 2013 and 2014, the Company’s cash and cash equivalents were held by two financial institutions and the amounts on deposit were in excess of FDIC insurance limits. The Company has not recognized any losses on our cash and cash equivalents.

At December 31, 2014, the available for sale securities are invested in U.S. government sponsored enterprise debt securities that had a maturity date of three months or greater when acquired.  As noted in Note 4 to the Financial Statements, the fair value of these securities was $69.0 million, $28,000 less than their original par value purchase price.

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

Research and Development Expenses with a Related Party

Research and development expenses with a related party consist primarily of the estimated fair value of Series A-1 convertible preferred stock issued in connection with the Array BioPharma, Inc. (“Array”) collaboration agreement (see Note 8) of approximately $7.0 million and $2.4 million in expenses incurred in relation to the conduct of the discovery and preclinical development programs by Array for the period from May 9, 2013 (Date of Inception) to December 31, 2013. Research and development expenses with a related party consist primarily of $7.6 million in expenses incurred in relation to the conduct of the discovery and preclinical development programs by Array for the year ended December 31, 2014.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss is comprised of operating net losses and unrealized gains or losses on investments.

Income Taxes

Income taxes are recorded in accordance with ASC Topic 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2014, the Company does not have any uncertain tax positions.

Accretion of Redeemable Convertible Preferred Stock

The Company accounted for the discount due to issuance costs on its Series A redeemable convertible preferred stock using the straight-line method, which approximates the effective interest method, accreting such amounts to preferred stock from the date of issuance to the date of redemption.

Stock-Based Compensation

The Company’s stock-based compensation plans are more fully described in Note 7 to the Financial Statements. The Company accounts for stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation (“ASC 718”), which requires the recognition of expense related to the fair value of stock-based compensation awards in the Statement of Operations.

For stock options issued to employees and members of the Board for their services on the Board, the Company estimates the grant date fair value of each option using the Black-Scholes option-pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected term of the option, risk-free interest rates, the value of the common stock and expected dividend yield of the common stock. For awards subject to service-based vesting conditions, the Company recognizes stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. For awards subject to both performance and service-based vesting conditions, the Company recognizes stock-based compensation expense using the straight-line recognition method when it is probable that the performance condition will be achieved. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Share-based payments issued to non-employees are recorded at fair value, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period. See Note 7 to the Financial Statements for a discussion of the assumptions used by the Company in determining the grant date fair value of options granted under the Black-Scholes option pricing model, as well as a summary of the stock option activity under the Company’s stock-based compensation plan for the period from May 9, 2013 (Date of Inception) to December 31, 2013 and the year ended December 31, 2014.

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of convertible preferred stock, unvested restricted stock and stock options. Diluted net loss per share of common stock is computed by dividing the net loss attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of convertible preferred stock, unvested restricted stock and stock options outstanding during the period calculated in accordance with the treasury stock method, although these shares and options are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the period from May 9, 2013 (Date of Inception) to December 31, 2013 or the year ended December 31, 2014.

Recent Accounting Pronouncements

On August 27, 2014, the FASB issued ASU 2014-15, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The FASB believes that requiring management to perform the assessment will enhance the timeliness, clarity, and consistency of related disclosures and improve convergence with International Financial Reporting Standards (“IFRS”) (which emphasize management’s responsibility for performing the going-concern assessment). However, the time horizon for the assessment (look-forward period) and the disclosure thresholds under U.S. GAAP and IFRSs will continue to differ.  The Company does not anticipate that the adoption of this standard will have a material impact on its financial statements.

On June 10, 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.  The guidance is intended to reduce the overall cost and complexity associated with financial reporting for development stage entities without reducing the availability of relevant information.  The Board also believes the changes will simplify the consolidation accounting guidance by removing the differential accounting requirements for development stage entities. As a result of these changes, there no longer will be any accounting or reporting differences in GAAP between development stage entities and other operating entities.  For organizations defined as public business entities the presentation and disclosure requirements in Topic 915 will no longer be required starting with the first annual period beginning after December 15, 2014, including interim periods therein.  Early application is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities).  The Company early adopted this guidance during the year ended December 31, 2014 and, as a result, the Company no longer presents inception-to-date information about the statements of operations, cash flows, and stockholders’ (deficit) equity.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is the chief executive officer. The Company and the chief executive officer view the Company’s operations and manage its business as one operating segment. All long-lived assets of the Company reside in the United States.

Reclassifications

Certain expenses that had been previously classified as general and administrative were reclassified into research and development.

3.                                      Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Period from May 9, 2013 (Date of Inception) to December 31, 2013	Year Ended December 31, 2014
Basic and diluted net loss per common share calculation:
Net loss	$(10,290)	$(20,672)
Accretion of redeemable convertible preferred stock	(12)	(34)
Net loss attributable to common stockholders	$(10,302)	$(20,706)
Weighted average common shares outstanding	145,528	6,773,673
Net loss per share of common stock—basic and diluted	$(70.79)	$(3.06)

The following outstanding securities at December 31, 2013 and 2014 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	Period from May 9, 2013 (Date of Inception) to December 31, 2013	Year Ended December 31, 2014
Redeemable convertible preferred stock	3,313,201	—
Unvested restricted stock	264,190	170,622
Stock options	681,056	2,011,005
	4,258,447	2,181,627

4.                                      Fair Value Measurements

Financial Instruments

The financial instruments recorded in the Company’s balance sheets include cash and cash equivalents, investments, and accounts payable. Included in cash and cash equivalents are money market funds representing a type of mutual fund required by law to invest in low-risk securities (for example, U.S. government bonds, U.S. Treasury Bills and commercial paper). Money market funds are structured to maintain the fund’s net asset value at $1.00 per unit, which assists in providing adequate liquidity upon demand by the holder. Money market funds pay dividends that generally reflect short-term interest rates. Thus, only the dividend yield fluctuates. Also included in cash and cash equivalents are the U.S. government sponsored enterprise debt securities that have a maturity of 3 months or less from their original acquisition date.  Due to their short-term maturity, the carrying amounts of cash and cash equivalents (including money market funds), and accounts payable approximate their fair values.

For investments, the Company records unrealized gains or losses resulting from changes in fair value between measurement dates as a component of other comprehensive income (loss). There were no investments in money market funds or government enterprise debt securities during the period May 9, 2013 (Date of Inception) to December 31, 2013.

(amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2014
Government enterprise debt securities	$17,009	$—	$—	$17,009
Money market funds	8,846	—	—	8,846
Total included in cash and cash equivalents	25,855	—	—	25,855

Government enterprise debt securities	69,038	—	(28)	69,010
Short-term available-for-sale securities	62,387	—	(25)	62,362
Long-term available-for-sale securities	6,651	—	(3)	6,648
Total fair value financial instruments	$94,893	$—	$(28)	$94,865

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•                  Level 1—Quoted prices in active markets for identical assets or liabilities.

•                  Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•                  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2014 were as follows (in thousands):

	Fair Value Measurements at Measurement Date:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total for the Year Ended December 31, 2014

Assets:
Government enterprise debt securities	$—	$86,019	$—	$86,019
Money market funds	8,846	—	—	8,846
Totals	$8,846	$86,019	$—	$94,865

There were no items that were accounted for at fair value on a non-recurring basis during the period May 9, 2013 (Date of Inception) to December 31, 2013.

5.                                      Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2013	December 31, 2014
Research and development expenses	$81	$742
General and administrative expenses	108	769
Share repurchase obligation	—	37
	$189	$1,548

6.                                      Capital Stock, Redeemable Convertible Preferred Stock, and Stockholders’ (Deficit) Equity

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

On July 3, 2013, the Company entered into a stock purchase agreement, which was subsequently amended on September 19, 2013, pursuant to which the Company agreed to sell to certain investors, upon the satisfaction of certain conditions, up to 2,812,497 shares of Series A. The initial closing occurred on July 3, 2013 and 1,562,500 shares of Series A were issued. The remaining 1,249,997 shares were issued on September 19, 2013. Upon completing the July and September closings, the Company received net proceeds of approximately $17.8 million. Additionally on July 3, 2013, the Company issued 500,704 shares, with an estimated fair value of approximately $7.0 million, of Series A-1 to Array in connection with entering into a collaboration agreement (see Note 8) to the Financial Statements). The estimated fair value of these shares has been recognized as research and development expense-related party in the accompanying statements of operations.

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

As previously discussed in Note 1 to the Financial Statements, the Company completed its initial public offering in August 2014.  As part of that offering, all of the Company’s outstanding convertible preferred stock was converted into an aggregate total of 9,932,042 shares of common stock.

Upon the completion of the initial public offering, the Company’s authorized capital stock consisted of 125,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of undesignated preferred stock, $0.0001 par value per share.

7.                                      Stock-Based Compensation

2013 Equity Incentive Plan

Effective July 2, 2013, the Company adopted the 2013 Equity Incentive Plan, which was amended in November 2013 (the “2013 Plan”). The 2013 Plan provides for the granting of incentive stock options, non-statutory stock options and the issuance of restricted stock awards. As of December 31, 2013 and December 31, 2014, there were 905,796 and 1,544,615 shares, respectively, of common stock authorized for issuance in connection with the Plan, of which there were 224,734 and 0 shares available for future issuance, respectively.

Certain options are eligible for exercise prior to vesting. Exercised but unvested shares are subject to repurchase by the Company at the initial exercise price. The proceeds from the shares subject to repurchase are classified as a liability and reclassified to equity as the shares vest. Under the 2013 Plan’s early exercise feature, the Company could be required to repurchase 10,166 shares as of December 31, 2014. The Company records cash received from early exercised shares as a liability. As of December 31, 2014, $37,000 has been recorded as a liability and included in accrued expenses.  In connection with the Company’s initial public offering, no further grants will be made under this plan and all remaining shares available for grant were transferred to the 2014 Equity Incentive Plan.

2014 Equity Incentive Plan

The Company adopted a 2014 Equity Incentive Plan (the “2014 Plan”) that became effective on July 30, 2014 and serves as the successor to the 2013 Equity Incentive Plan. The 2014 Equity Incentive Plan provides for the grant of awards to employees, directors, consultants, independent contractors and advisors, provided the consultants, independent contractors, directors and advisors are natural persons that render services not in connection with the offer and sale of securities in a capital-raising transaction. The exercise price of stock options must be at least equal to the fair market value of our common stock on the date of grant.

The Company has reserved 1,092,085 shares of its common stock to be issued under the 2014 Equity Incentive Plan of which 510,863 shares were available for future issuance as of December 31, 2014.  Shares will increase automatically on January 1 of each of 2015 through 2024 by the number of shares equal to 3.0% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31. The Company’s Board may reduce the amount of the increase in any particular year.

The 2014 Equity Incentive Plan authorizes the award of stock options, restricted stock awards, or RSAs, stock appreciation rights, or SARs, restricted stock units, or RSUs, performance awards and stock bonuses.

The following table summarizes stock option activity under the 2013 and 2014 Plans for the period from May 9, 2013 (Date of Inception) to December 31, 2013 and for the year ended December 31, 2014:

			Average
		Weighted-	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic Value
	of Shares	Exercise Price	Term (in years)	(in thousands)
Outstanding at May 9, 2013 (Date of Inception)	—	$—	—
Granted	681,056	1.18
Exercised	—	—
Cancelled	—	—
Forfeited	—	—
Outstanding at December 31, 2013	681,056	$1.18	9.92
Granted	1,579,970	8.50
Exercised	(114,818)	1.45
Cancelled	—	—
Forfeited	(135,203)	3.65
Outstanding at December 31, 2014	2,011,005	$6.75	9.47	$11,375
Vested and expected to vest at December 31, 2014	1,914,005	$6.71	9.47	$10,891
Exercisable at December 31, 2014	504,751	$2.19	9.06	$4,863
Weighted-average grant date fair value of options granted during the year ended December 31, 2014	$9.23

As of December 31, 2014, there was $13.5 million of total unrecognized compensation expense related to options granted but not yet vested of which $2.2 million is attributable to non-employee awards and subject to re-measurement until vested.  The total unrecognized compensation expense of $13.5 million will be recognized as expense over a weighted-average period of 3.48 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of option awards with the following weighted-average assumptions, which are based on industry comparative information, for the period indicated:

	Period from May 9, 2013 (Date of Inception) to December 31, 2013	Year Ended December 31, 2014
Risk-free interest rate	2.14%	1.90%
Expected dividend yield	0%	0%
Expected stock price volatility	84.76%	86.22%
Expected term of options (in years)	7.44	6.50
Expected forfeiture rate	0%	5.98%

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

•                  Expected term of options: The expected term of options represents the period of time options are expected to be outstanding. The expected term of the options granted to employees is derived from the “simplified” method as described in Staff Accounting Bulletin 107 relating to stock-based compensation. The expected term for options granted to non-employees is equal to the contractual term of the awards.

•                  Expected forfeiture rate: The Company’s estimated annual forfeiture rate was 0% and 5.98% for the period from May 9, 2013 (Date of Inception) to December 31, 2013 and for the year ended December 31, 2014, respectively. Stock-based compensation expense is reduced for estimated future forfeitures.

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

Share-based compensation expense recognized was as follows (in thousands):

	Period from May 9, 2013 (Date of Inception) to December 31, 2013	Year Ended December 31, 2014
Research and development	$15	$2,002
General and administrative	55	1,047
	$70	$3,049

Restricted Stock

The stock-based compensation expense for restricted stock is determined based on the estimated fair value of the Company’s common stock on the grant date of the awards applied to the total number of awards that are anticipated to vest. During the period from May 9, 2013 (Date of Inception) to December 31, 2013, the Company granted 264,189 restricted stock awards.  During the year ended December 31, 2014, 93,567 restricted shares vested and the remaining 170,622 shares are expected to vest over the next three years.  Stock-based compensation was de minimis for the period from May 9, 2013 (Date of Inception) to December 31, 2013 and for the year ended December 31, 2014.

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

There are 149,600 shares of common stock reserved for future issuances under the ESPP. Any employee regularly employed by the Company for six months or more on a full-time or part-time basis (20 hours or more per week on a regular schedule) will be eligible to participate in the plan. The ESPP will operate in successive six month offering periods. Each eligible employee who has elected to participate may purchase up to 1,000 shares or $25,000 during each offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first trading day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last trading day of the offering period. The ESPP will continue for a period of ten years from the first purchase date under the plan unless otherwise terminated by the Board. As of March 26, 2015, no commencement date for the first offering period has been approved by the Board or compensation committee and no shares have been issued under the ESPP.

8.                                      Commitments and Contingencies

Operating Leases

The Company leases office space under two operating leases for its locations in South San Francisco, California and Stamford, Connecticut.  The Company’s lease agreements contain escalation clauses, accordingly, the Company straight-lines the rent expense over the lease term.  Rent expense under operating leases during the period from May 9, 2013 (Date of Inception) to December 31, 2013 and during the year ended December 31, 2014 was $1,529 and $55,614, respectively.

Future minimum lease payments as of December 31, 2014 are as follows (in thousands):

Operating Lease
2015	$131
2016	133
2017	98
2018	26
$388

Array Collaboration

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

With respect to the discovery and preclinical program, the collaboration agreement runs through July 3, 2016, and the Company has the option to extend the term for up to two additional one-year renewal periods by providing written notice to Array at least three months before the end of the initial discovery and preclinical development programs or the renewal period, if applicable. In addition to LOXO-101, the parties designated 12 discovery targets, of which seven were selected for additional study in January 2015, which will be reduced to four on or before January 2016. The Company has the option to increase the total candidate selection number to five for a modest additional payment.

As part of the agreement the Company agreed to pay Array a fixed amount per month, based on Array’s commitment to provide full-time equivalents and other support relating to the conduct of the discovery and preclinical development programs. The Company recorded related-party research and development expenses of $9.4 million and $7.6 million the period from May 9, 2013 (Date of Inception) to December 31, 2013 and for the year ended December 31, 2014, respectively.

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

Convertible preferred stock issuance

In connection with this agreement, the Company issued Array 500,704 shares of Series A-1 convertible preferred stock, par value $0.0001. The Company recognized, as a component of research and development expense with related party approximately $7.0 million related to the estimated fair value of the shares issued during the period from May 9, 2013 (Date of Inception) to December 31, 2013.  As previously discussed in Note 1 to the Financial Statements, the Company completed its initial public offering in August 2014.  As part of that offering, all of the convertible preferred stock was converted into shares of common stock.

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

9.                                      Income Taxes

The Company provides for income taxes under ASC 740. Under ASC 740, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company did not record a current or deferred income tax expense or benefit since its inception.

The Company’s loss before income taxes was $10.3 million and $20.7 million for the period from May 9, 2013 (Date of Inception) to December 31, 2013 and for the year ended December 31, 2014, respectively, and was generated entirely in the United States.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following (in thousands):

	Period from May 9, 2013 (Date of Inception) to December 31, 2013	Year Ended December 31, 2014
Net operating losses	$1,248	$7,526
Accrued expenses	—	194
Acquired research and development	2,479	2,348
Research and development credits	108	688
Stock options	—	967
Other temporary differences	13	283
Gross deferred tax assets	3,848	12,006
Deferred tax valuation allowance	(3,848)	(12,006)
	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses since inception, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2013 and 2014. The valuation allowance increased by $3.8 million and $8.2 million for the period from May 9, 2013 (Date of Inception) to December 31, 2013 and for the year ended December 31, 2014, respectively, due primarily to the generation of net operating losses during the periods.

A reconciliation of income tax benefit computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	December 31, 2013	December 31, 2014
U.S. statutory income tax rate	34%	34%
State income taxes, net of federal benefit	2.4	3.0
Permanent differences	(0.1)	(0.7)
Provision to return true-up	—	(0.1)
R&D credit carryforwards	1.1	3.3
Valuation allowance	(37.4)	(39.5)
Effective tax rate	—%	—%

As of December 31, 2013 and 2014, the Company had U.S. federal net operating loss carryforwards of $3.4 million and $20.3 million, respectively, which may be available to offset future income tax liabilities and will begin to expire at various dates starting in 2033. As of December 31, 2013 and 2014, the Company also had U.S. state net operating loss carryforwards of $1.4 million and $10.6 million, respectively, which may be available to offset future income tax liabilities and will begin to expire at various dates starting in 2033.  The NOL carry forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carry forwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. This could limit the amount of NOLs that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

The Company files income tax returns in the United States, and various state jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the period from May 9, 2013 (Date of Inception) to December 31, 2013 and for the year ended December 31, 2014.  To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.

10.                               Related Party Transactions

The Company recorded related-party research and development expenses of $9.4 million and $7.6 million for the period from May 9, 2013 (Date of Inception) to December 31, 2013 and the year ended December 31, 2014, respectively, as a component of research and development with a related party for services provided by Array under the collaboration agreement as described in further detail above in Note 8 to the Financial Statements.  As of December 31, 2014, the Company had $0.6 million in prepaid expenses to Array under the collaboration agreement for services that will be provided in subsequent periods.

On October 23, 2014, the Board appointed Dr. Lori Kunkel as a Class II director.  Dr. Kunkel currently holds 26,840 shares of common stock of Loxo and options representing the right to purchase 109,374 shares of common stock of Loxo, together representing approximately $1.6 million.  Dr. Kunkel has a consulting agreement with the Company to assist in the Company’s drug development process.  Dr. Kunkel is eligible to receive a maximum of $15,000 monthly for her consulting work.  Payments are expensed as incurred and recorded as a component of research and development expenses.  During the year ended December 31, 2014, the Company recognized expense of $100,127 in accordance with the terms of the consulting agreement.  As of December 31, 2014, there was $15,000 included in accounts payable to Dr. Kunkel.

11.                           Subsequent Events

On January 12, 2015, the Company and Dr. Goldstein announced that concurrently with his appointment as Partner at Aisling Capital, Dr. Goldstein would transition from the role of full-time Chief Financial Officer to Acting CFO on part-time basis, effective as of February 1, 2015. Also on January 12, 2015, the Board appointed Alan Fuhrman as an independent Class III director and the Chair of the Audit Committee, with a term that will expire at the annual stockholder meeting in 2017.

In 2015, the Board granted 43,625 stock option awards with exercise prices ranging from $11.35 to $13.75 per share and pursuant to the 2014 Plan. The vesting terms of each award may vest over three to four years as defined in each award.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.

Based on our evaluation, we believe that our disclosure controls and procedures as of the date of our Annual Report on Form 10-K have been designed and are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting at the end of our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Information required with respect to this Item 10 is set forth in the Proxy Statement for the 2015 Annual Meeting of Stockholders (“Proxy Statement”) under the headings “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics” and “Corporate Governance” and is incorporated herein by reference.

Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, including our principal executive officer and principal financial and accounting officer, which is available on our website (www.loxooncology.com).

The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the information contained in our definitive Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to the information contained in our Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to the information contained in our Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to the information contained in our Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                                 DOCUMENTS FILED AS PART OF THIS REPORT

The following is a list of our financial statements included in this Annual Report on Form 10-K under Item 8 of Part II hereof:

1.                                      FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2013 and 2014

Statements of Operations and Comprehensive Loss for the period from May 9, 2013 (Date of Inception) to December 31, 2013 and the year ended December 31, 2014

Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity for the period from May 9, 2013 (Date of Inception) to December 31, 2013 and the year ended December 31, 2014

Statements of Cash Flows for the period from May 9, 2013 (Date of Inception) to December 31, 2013 and the year ended December 31, 2014

Notes to Financial Statements as of December 31, 2013 and 2014

(b)                                 EXHIBITS

		Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Date of First Filing	Exhibit No.
3.1	Restated Certificate of Incorporation	S-1/A	333-197123	July 21, 2014	3.2
3.2	Restated Bylaws	S-1/A	333-197123	July 21, 2014	3.4
4.1	Form of Common Stock Certificate.	S-1	333-197123	June 30, 2014	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated July 21, 2014, by and among the Registrant and certain of its stockholders, as amended.	S-1/A	333-197123	July 21, 2014	4.2
10.1	Form of Indemnification Agreement.	S-1/A	333-197123	July 21, 2014	10.1
10.2	2013 Equity Incentive Plan and forms of award agreements.	S-1/A	333-197123	July 30, 2014	10.2
10.3	2014 Equity Incentive Plan and forms of award agreements.	S-1/A	333-197123	July 21, 2014	10.3
10.4	2014 Lease Agreement by and between Kashiwa Fudosan America, Inc. and the Registrant, dated as of April 1, 2014.	S-1	333-197123	June 30, 2014	10.4
10.5	Offer Letter, dated as of November 15, 2013, by and between the Registrant and Joshua H. Bilenker, M.D.	S-1	333-197123	June 30, 2014	10.5
10.6	2013 Sub-Lease Agreement by and between Tyr Energy, Inc. and the Registrant, dated as of November 22, 2013.	S-1	333-197123	June 30, 2014	10.6
10.7†	Drug Discovery and Collaboration Agreement, dated July 3, 2013, between Registrant and Array BioPharma Inc., as amended by Amendment No. 1 to Drug Discovery and Collaboration Agreement, dated November 26, 2013, and Amendment No. 2 to Drug Discovery and Collaboration Agreement, dated April 10, 2014.	S-1	333-197123	June 30, 2014	10.7
10.8	Founder’s Restricted Stock Purchase Agreement, dated June 28, 2013, by and between the Registrant and Joshua H. Bilenker, M.D.	S-1	333-197123	June 30, 2014	10.8
10.9	2014 Employee Stock Purchase Plan.	S-1/A	333-197123	July 21, 2014	10.9
10.10	Offer Letter, dated as of July 1, 2014, by and between the Registrant and Dov A. Goldstein, M.D.	S-1/A	333-197123	July 21, 2014	10.10
10.11†*	Amendment No. 3 to Drug Discovery and Collaboration Agreement, dated October 3, 2014.

Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Date of First Filing	Exhibit No.
10.12	Transition and Separation Agreement, dated March 19, 2015, between the Registrant and Dov A. Goldstein, M.D.	8-K	001-36562	March 19, 2015	99.1
23.1*	Consent of independent registered public accounting firm.
24.1*	Power of Attorney. (Included in page II-6 to the registration statement on Form S-1 filed previously.)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

† Confidential treatment requested

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOXO ONCOLOGY, INC.
(Registrant)

Dated: March 27, 2015
	By:	/s/ JOSHUA H. BILENKER, M.D.
Joshua H. Bilenker, M.D.
President, Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joshua H. Bilenker and Dov A. Goldstein, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSHUA H. BILENKER, M.D.	President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Accounting Officer, and Principal Financial Officer)	March 27, 2015
Joshua H. Bilenker, M.D.

/s/ DOV A. GOLDSTEIN, M.D.	Acting Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	March 27, 2015
Dov A. Goldstein, M.D.

/s/ LORI KUNKEL	Director	March 27, 2015
Lori Kunkel, M.D.

/s/ JAMES BARRETT, PH.D.	Director	March 27, 2015
James Barrett, Ph.D.

/s/ DAVID BONITA, M.D.	Director	March 27, 2015
David Bonita, M.D.

/s/ STEVEN A. ELMS	Director	March 27, 2015
Steven A. Elms

/s/ KEITH T. FLAHERTY, M.D.	Director	March 27, 2015
Keith T. Flaherty, M.D.

/s/ ALAN FUHRMAN	Director	March 27, 2015
Alan Fuhrman.

/s/ AVI Z. NAIDER	Director	March 27, 2015
Avi Z. Naider