Form 10-Q
period 2015-03-31
Loxo Oncology, Inc.
filed 2015-05-14
CIK 1581720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Common Stock, $0.0001 par value	Shares outstanding as of May 1, 2015: 16,687,436

PART I

ITEM 1.  FINANCIAL STATEMENTS

LOXO ONCOLOGY, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,255	$43,930
Short-term investments	60,697	62,362
Prepaid expenses with related party	658	663
Other prepaid expenses and current assets	555	821
Total current assets	99,165	107,776
Long-term investments	9,650	6,648
Property and equipment, net	31	12
Security deposit	23	23
Total assets	$108,869	$114,459
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$285	$239
Accrued expenses and other current liabilities	1,024	1,548
Total liabilities	1,309	1,787
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 125,000,000 shares authorized; 16,644,219 shares issued and 16,634,063 outstanding	2	2
Additional paid-in capital	144,709	143,660
Accumulated deficit	(37,144)	(30,962)
Accumulated other comprehensive loss	(7)	(28)
Total stockholders’ equity	107,560	112,672
Total liabilities and stockholders’ equity	$108,869	$114,459

See accompanying notes to unaudited condensed financial statements.

LOXO ONCOLOGY, INC.

Condensed Statements of Operations

(unaudited)

(in thousands, except share and per share amounts)

	Three Months	Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014

Operating expenses:
Research and development with related party	$1,918	$1,275
Research and development	1,915	767
General and administrative	2,392	860
Total operating expenses and loss from operations	(6,225)	(2,902)
Interest income, net	43	—
Net loss	(6,182)	(2,902)
Accretion of redeemable convertible preferred stock	—	(11)
Net loss attributable to common stockholders	$(6,182)	$(2,913)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.38)	$(14.22)
Weighted average shares outstanding, basic and diluted	16,474,269	204,807

See accompanying notes to unaudited condensed financial statements.

LOXO ONCOLOGY, INC.

Condensed Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014

Net loss	$(6,182)	$(2,902)
Other comprehensive income:
Unrealized gain on available for sale securities	21	—
Comprehensive loss	$(6,161)	$(2,902)

See accompanying notes to unaudited condensed financial statements.

LOXO ONCOLOGY, INC.

Condensed Statements of Stockholders’ Equity

(unaudited)

For the period from January 1, 2015 to March 31, 2015

(in thousands except share and per share amounts)

	Stockholders’ (deficit) equity
	Common stock				Accumulated	Total
		$0.0001	Additional		Other	Stockholders’
		Par	Paid-in	Accumulated	Comprehensive	(Deficit)
	Shares	Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2015	16,634,063	$2	$143,660	$(30,962)	$(28)	$112,672
Stock-based compensation expense	—	—	1,049	—	—	1,049
Other comprehensive income	—	—	—	—	21	21
Net loss	—	—	—	(6,182)	—	(6,182)
Balance at March 31, 2015	16,634,063	$2	$144,709	$(37,144)	$(7)	$107,560

See accompanying notes to unaudited condensed financial statements.

LOXO ONCOLOGY, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Operating activities:
Net loss	$(6,182)	$(2,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of premium and discounts on investments, net	60	—
Stock-based compensation	1,049	64
Changes in operating assets and liabilities:
Prepaid expenses and other assets	271	(484)
Accounts payable	46	22
Accrued expenses	(524)	164
Net cash used in operating activities	(5,280)	(3,136)
Investing activities:
Purchases of available-for-sale securities	(10,275)	—
Proceeds from maturing available-for-sale securities	8,900	—
Purchase of property, plant and equipment	(20)	—
Net cash used in investing activities	(1,395)	—
Financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net	—	15,000
Proceeds from exercise of stock options	—	75
Net cash provided by financing activities	—	15,075
Net increase (decrease) in cash and cash equivalents	(6,675)	11,939
Cash and cash equivalents—beginning of period	43,930	14,994
Cash and cash equivalents—end of period	$37,255	$26,933

Supplemental schedule of noncash investing activities:
Unrealized gain on available for sale securities	$21	$—
Supplemental schedule of noncash financing activities:
Accretion of redeemable convertible preferred stock	$—	$(11)

See accompanying notes to unaudited condensed financial statements.

LOXO ONCOLOGY, INC.

Notes to Unaudited Condensed Financial Statements

March 31, 2015

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

Liquidity

At March 31, 2015, the Company had working capital of $97.9 million and an accumulated deficit of $37.1 million.  The Company had cash, cash equivalents and investments of $107.6 million at March 31, 2015.  The Company has not generated any product revenues and has not achieved profitable operations.  There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis.  In addition, development activities, clinical and pre-clinical testing, and commercialization of the Company’s products will require significant additional capital.

The Company believes that its existing cash, cash equivalents, and investments, will be sufficient to enable the Company to continue as a going-concern for a reasonable period of time beyond March 31, 2016.  However, the Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of its planned research and development activities.  If the Company is unable to obtain additional financing or generate license or product revenue, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

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

Unaudited Interim Financial Information

The accompanying balance sheet as of December 31, 2014, was derived from the Company’s audited financial statements included in Form 10-K filed on March 27, 2015.  It is suggested that interim unaudited financial statements be read in conjunction with the annual financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K filed.

The accompanying balance sheet as of March 31, 2015, the statements of operations for the three months ended March 31, 2015 and 2014, the statements of comprehensive loss for the three months ended March 31, 2015 and 2014, the statement of stockholders’ equity for the three months ended March 31, 2015 and the statements of cash flows for the three months ended March 31, 2015 and 2014 are unaudited.

The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2015 and the results of its operations for the three months ended March 31, 2015 and 2014 as well as its cash flows for the three months ended March 31, 2015 and 2014.

The interim unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2014 included in the Company’s Form 10-K filed on March 27, 2015 with the SEC.  Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

Reclassifications

Certain reclassifications were made to prior period amounts to correct the previous presentation.  During the three months ended March 31, 2014, $56,000 of certain expenses that had been previously classified as general and administrative were reclassified into research and development.

3.                                      Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except share and per share data):

	Three Months	Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014

Basic and diluted net loss per common share calculation:
Net loss	$(6,182)	$(2,902)
Accretion of discount on redeemable convertible preferred stock	—	(11)
Net loss attributable to common stockholders	$(6,182)	$(2,913)
Weighted average common shares outstanding — basic and diluted	16,474,269	204,807
Net loss per share of common stock—basic and diluted	$(0.38)	$(14.22)

The following outstanding securities at March 31, 2015 and 2014 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	2015	2014
Redeemable convertible preferred stock	—	5,656,949
Unvested restricted stock	154,110	264,190
Stock options	2,030,042	688,482
	2,184,152	6,609,621

4.                                      Fair Value Investments

Financial Instruments

The financial instruments recorded in the Company’s balance sheets include cash and cash equivalents, investments, and accounts payable.

Included in cash and cash equivalents are money market funds representing a type of mutual fund required by law to invest in low-risk securities (for example, U.S. government bonds, U.S. Treasury Bills and commercial paper) and overnight repurchase agreements.  Money market funds are structured to maintain the fund’s net asset value at $1.00 per unit, which assists in providing adequate liquidity upon demand by the holder.  Money market funds pay dividends that generally reflect short-term interest rates.  Thus, only the dividend yield fluctuates.  Also included in cash and cash equivalents are U.S.  Government sponsored enterprise debt securities that have a maturity of 3 months or less from their original acquisition date.  Due to their short-term maturity, the carrying amounts of cash and cash equivalents (including money market funds), and accounts payable approximate their fair values.  The Company classifies its remaining investments as available-for-sale.  Gains or losses on securities sold are based on the specific identification method.

For investments classified as available-for-sale, the Company records unrealized gains or losses resulting from changes in fair value between measurement dates as a component of other comprehensive income (loss).

(amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2015
Overnight repurchase agreements	$15,000	$—	$—	$15,000
Money market funds	9,588	—	—	9,588
Total included in cash and cash equivalents	24,588	—	—	24,588

Government enterprise debt securities
Short-term available-for-sale securities	59,703	—	(6)	59,697
Long-term available-for-sale securities	9,651	—	(1)	9,650
Total	69,354	—	(7)	69,347

US Government debt securities
Short-term available-for-sale securities	1,000	—	—	1,000
Total	1,000	—	—	1,000

Total fair value financial instruments	$94,942	$—	$(7)	$94,935

December 31, 2014
Government enterprise debt securities	$17,009	$—	$—	$17,009
Money market funds	8,846	—	—	8,846
Total included in cash and cash equivalents	25,855	—	—	25,855

Government enterprise debt securities
Short-term available-for-sale securities	62,387	—	(25)	62,362
Long-term available-for-sale securities	6,651	—	(3)	6,648
Total	69,038	—	(28)	69,010

Total fair value financial instruments	$94,893	$—	$(28)	$94,865

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

The Company’s financial assets measured at fair value on a recurring basis at March 31, 2015 were as follows (in thousands):

	Fair Value Measurements at Measurement Date:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total As Of March 31, 2015

Assets:
Government enterprise debt securities	$—	$69,347	$—	$69,347
Overnight repurchase agreements	15,000	—	—	15,000
Money market funds	9,588	—	—	9,588
US Government debt securities	1,000	—	—	1,000
Totals	$25,588	$69,347	$—	$94,935

The Company’s financial assets measured at fair value on a recurring basis at December 31, 2014 were as follows (in thousands):

	Fair Value Measurements at Measurement Date:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total As Of December 31, 2014

Assets:
Government enterprise debt securities	$—	$86,019	$—	$86,019
Money market funds	8,846	—	—	8,846
Totals	$8,846	$86,019	$—	$94,865

There were no items that were accounted for at fair value on a non-recurring basis for the three months ended March 31, 2015 and 2014.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and investments.  At March 31, 2015 and December 31, 2014, the Company’s cash and cash equivalents were held by two financial institutions and the amounts on deposit were in excess of FDIC insurance limits.  The Company mitigates this risk by depositing its uninsured cash in major well capitalized financial institutions, and by investing excess operating cash in overnight repurchase agreements which are 100% collateralized by U.S. Government backed securities with the Company’s bank.  The Company has not recognized any losses on its cash and cash equivalents.

5.                                      Accrued Expenses

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Research and development expenses	$525	$742
General and administrative expenses	462	769
Share repurchase obligation	37	37
	$1,024	$1,548

6.                                      Stock-Based Compensation

Effective July 2013, the Company adopted the 2013 Equity Incentive Plan, which was amended in November 2013 (the “2013 Plan”). The 2013 Plan provided for the granting of incentive stock options, non-statutory stock options and the issuance of restricted stock awards. As of March 31, 2015, the Company reserved for 1,544,615 shares of common stock authorized for issuance in connection with the 2013 Plan.  Certain options are eligible for exercise prior to vesting. Exercised but unvested shares are subject to repurchase by the Company at the initial exercise price.  In connection with the Company’s initial public offering, no further grants will be made under this plan and all remaining shares available for grant were transferred to the 2014 Equity Incentive Plan.

The Company adopted a 2014 Equity Incentive Plan (the “2014 Plan”) that became effective on July 30, 2014 and serves as the successor to the 2013 Plan. The 2014 Plan provides for the grant of awards to employees, directors, consultants, independent contractors and advisors, provided the consultants, independent contractors, directors and advisors are natural persons that render services not in connection with the offer and sale of securities in a capital-raising transaction.  The exercise price of stock options must be at least equal to the fair market value of our common stock on the date of grant.

The Company has reserved 1,591,106 shares of its common stock to be issued under the 2014 Plan of which 990,847 shares were available for future issuance as of March 31, 2015.  Shares will increase automatically on January 1 of each of 2015 through 2024 by the number of shares equal to 3.0% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31.  The Company’s Board may reduce the amount of the increase in any particular year.  The 2014 Plan authorizes the award of stock options, restricted stock awards, or RSAs, stock appreciation rights, or SARs, restricted stock units, or RSUs, performance awards and stock bonuses.

Certain options are eligible for exercise prior to vesting.  Exercised but unvested shares are subject to repurchase by the Company at the initial exercise price.  The proceeds from the shares subject to repurchase are classified as a liability and reclassified to equity as the shares vest.  Under the 2013 Equity Incentive Plan’s early exercise feature, the Company could be required to repurchase 10,156 shares as of March 31, 2015.  The Company records cash received from early exercised shares as a liability.  As of March 31, 2015, $37,000 has been recorded as a liability and included in accrued expenses.

The following table summarizes stock option activity under the 2014 Plan for the period from January 1, 2015 through March 31, 2015:

			Average
		Weighted-	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic Value
	of Shares	Exercise Price	Term (in years)	(in thousands)
Outstanding at January 1, 2015	2,011,005	$6.75	9.47	$11,375
Granted	35,225	12.38
Exercised	—	—
Cancelled	—	—
Forfeited	(16,188)	13.67
Outstanding at March 31, 2015	2,030,042	$6.79	9.23	$12,304
Vested and expected to vest at March 31, 2015	1,946,254	$6.74	9.23	$11,896
Exercisable at March 31, 2015	659,423	$3.40	8.92	$6,037
Weighted-average grant date fair value of options granted during the three months ended March 31, 2015	$9.09

As of March 31, 2015, there was $13.3 million of total unrecognized compensation expense related to options granted but not yet vested of which $3.1 million is attributable to non-employee awards and subject to re-measurement until vested.  The total unrecognized compensation expense of $13.3 million will be recognized as expense over a weighted-average period of 3.24 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of option awards with the following weighted-average assumptions, which are based on industry comparative information, for the period indicated:

Three Months Ended March 31, 2015
Risk-free interest rate	1.59%
Expected dividend yield	0.00%
Expected stock price volatility	88.20%
Expected term of options (in years)	6.04
Expected forfeiture rate	6.59%

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

•                  Expected forfeiture rate: The Company’s estimated annual forfeiture rate was 6.59%, based on historical forfeiture experience of its various employee groups.

•                  Estimated fair value of the Company’s stock-based awards: The estimated fair value of the Company’s stock-based awards is amortized on a straight-line basis over the awards’ service period for those awards with graded vesting and which contain only a service condition.  For awards with graded vesting and a performance and service condition, when achievement of the performance condition is deemed probable, the Company recognizes compensation cost using the accelerated recognition method over the awards’ service period.

Share-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Research and development	$462	$44
General and administrative	587	20
	$1,049	$64

7.                                      Commitments and Contingencies

Array Collaboration Agreement

On July 3, 2013, the Company signed a multi-year strategic collaboration agreement with Array, and this agreement was subsequently amended on November 26, 2013, April 10, 2014, October 13, 2014 and March 31, 2015.  The March 31, 2015 amendment was to provide additional full-time equivalents and other support dedicated to the conduct of the discovery, preclinical and clinical development programs for the remainder of 2015.

Under the terms of the collaboration agreement, the Company obtained certain rights to Array’s tropomyosin receptor kinase (TRK) inhibitor program, as well as additional novel oncology targets, including rearranged during transfection (RET), fibroblast growth factor receptor (FGFR) and FMS-like tyrosine kinase 3 (FLT3).  The Company has worldwide commercial rights to each product candidate from the collaboration and Array participates in any potential successes through milestones, royalties, and an equity ownership in the Company.

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

As part of the agreement the Company agreed to pay Array a fixed amount per month, based on Array’s commitment to provide full-time equivalents and other support relating to the conduct of the discovery and preclinical development programs.  See Note 8 for amounts the Company recorded in related-party research and development expenses.

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

Royalties

The Company is required to pay Array mid-single digit royalties on worldwide net sales of products.  With respect to the royalty on products directed to targets other than TRK, the Company has the right to credit certain milestone payments against royalties on sales of products directed to such target.

Research and Development Arrangements

In the course of normal business operations, the Company enters into agreements with contract service organizations, or CROs, to assist in the performance of research and development and preclinical activities.  Expenditures to CROs may represent a significant portion of preclinical development costs for the Company in future periods.  The Company can elect to discontinue the work under these agreements at any time.  The Company could also enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and even long-term commitments of cash.

Legal Proceedings

The Company is not involved in any legal proceeding that it expects to have a material effect on its business, financial condition, results of operations or cash flows.

8.                                     Related Party Transactions

The Company recorded related-party research and development expenses of $1.9 million and $1.3 million for the three months ended March 31, 2015 and 2014, respectively, for services provided by Array under a collaboration agreement.  As of March 31, 2015, the Company had $0.7 million in prepaid expenses to Array under the collaboration agreement for services that will be provided in subsequent periods and $40,000 in accrued expenses already incurred.

Dr. Lori Kunkel, a board member, has a consulting agreement with the Company to assist in the Company’s drug development process.  Dr. Kunkel is eligible to receive a maximum of $15,000 monthly for her consulting work.  Payments are expensed as incurred and recorded as a component of research and development expenses.  During the three months ended March 31, 2015, the Company recognized expenses of $45,000 in accordance with the terms of the consulting agreement.  As of March 31, 2015, there was $15,000 included in accrued expenses to Dr. Kunkel.

9.                                      Subsequent Event

Effective May 1, 2015, the Company announced that Jennifer Burstein was appointed as the Vice President of Finance.  As Vice President of Finance, Ms. Burstein will serve as the Company’s principal financial officer and principal accounting officer.  Pursuant to the terms of the Transition and Separation Agreement entered into as of March 19, 2015 by the Company and Dov Goldstein, M.D., Dr. Dov Goldstein has stepped down as Acting Chief Financial Officer of Loxo, effective May 1, 2015.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The interim unaudited condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2014 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our annual report on Form 10-K filed with the SEC on March 27, 2015.  As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Loxo” refer to Loxo Oncology, Inc.

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

Overview

Loxo Oncology is committed to the discovery, development, and commercialization of targeted cancer therapies with best-in-class potential.  Our diverse pipeline reflects the convergence of proven therapeutic technologies with emerging insights into the underlying susceptibilities of cancer and drug resistance.  We leverage the expertise of our partners in academia and industry and our management team’s deep clinical-regulatory experience to deploy focused clinical development strategies in well-defined patient populations.  Our goal is to create important new cancer therapies as efficiently as possible to substantially benefit patients.

Pre-clinical research indicates that our lead product candidate, LOXO-101, is a potent and selective inhibitor of tropomyosin receptor kinase, or TRK, a family of signaling molecules that appear to play an important role in the development and perpetuation of certain cancers.  We are evaluating LOXO-101 in a Phase 1 dose escalation trial for patients with advanced solid tumors, and we reported interim data at the American Association of Cancer Research (AACR) Annual Meeting in Philadelphia in April 2015.  We are also building a pipeline of additional targeted cancer therapies with best-in-class potential.

Our Phase 1 clinical trial of LOXO-101 is an open label, multicenter trial that has two stages: dose escalation and expansion.  The primary objectives of the dose escalation stage are to determine the maximum tolerated dose and the appropriate dose for further clinical investigation, as well as to determine the safety, tolerability and pharmacokinetic profile of orally administered LOXO-101.  Inclusion criteria is for patients with (1) locally advanced or metastatic adult solid tumor that has progressed or was nonresponsive to available therapies and for which no standard or available curative therapy exists, (2) an ECOG score, which measures disease progression, of 0 or 1 and (3) adequate hematologic, hepatic and renal function.  We began enrolling patients in our Phase 1 trial in May of 2014.  Initial safety and pharmacokinetic data were presented at the American Association for Cancer Research (AACR) Annual Meeting in April 2015.  As of the data cut-off for the AACR poster, March 26, 2015, 15 patients had been enrolled across three dose cohorts, including one soft tissue sarcoma patient with an NTRK1 fusion.  Pharmacokinetic data are consistent with good systemic exposure of LOXO-101 after oral dosing, with actual exposures exceeding those predicted by nonclinical studies.  In the second half of 2015, we intend to provide an update on clinical development plans for LOXO-101.

Since inception, we have incurred significant operating losses.  Our net loss for the three months ended March 31, 2015 was $6.2 million, including approximately $3.8 million of total research and development expenses, and approximately $2.4 million of total general and administrative expenses.  We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the discovery, development and clinical trials of, and seek regulatory approval for and pursue potential commercialization of, our product candidates.  In addition, we will also incur additional expenses if and as we enter into additional collaboration agreements, acquire or in-license products and technologies, expand our collaboration with Array, establish sales, marketing and distribution infrastructure and/or expand and protect our intellectual property portfolio.

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

Liquidity

Our financial statements and related disclosures have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Accordingly, the financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.  We have not generated any revenues and have not yet achieved profitable operations.  There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.  In addition, development activities, clinical and preclinical testing, and commercialization of our products will require significant additional financing.  Our accumulated deficit at March 31, 2015 was approximately $37.1 million, and management expects to incur substantial and increasing losses in future periods.  Our ability to successfully pursue our business is subject to certain risks and uncertainties, including among others, uncertainty of product development, competition from third parties, uncertainty of capital availability, uncertainty in our ability to enter into agreements with collaborative partners, dependence on third parties, and dependence on key personnel.  We plan to finance future operations with a combination of proceeds from the issuance of equity, debt, licensing fees, and revenues from future product sales, if any.  We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our planned products.  We believe that our existing cash and cash equivalents as of March 31, 2015 will be sufficient to enable us to continue as a going concern for a reasonable period of time beyond March 31, 2016.

Components of Operating Results

Revenue

To date, we have not generated any revenues.  Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates.

Research and Development Expenses with Related Party

Our research and development expenses with Array, a related party, relate to discovery, preclinical and manufacturing activities as defined within our collaboration agreement with Array.

Research and Development Expenses

Research and development costs are charged to expense as incurred.  These costs include, but are not limited to, employee-related expenses, including salaries, benefits, stock-based compensation and travel as well as expenses related to third-party collaborations and contract research arrangements.

Research and development activities are central to our business model.  Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.  As we advance our product candidates, we expect the amount of research and development will continue to increase for the foreseeable future.

It is difficult to determine with certainty the duration and completion costs of our current or future preclinical and clinical studies of our product candidates, or if, when, or to what extent we will generate revenue from the commercialization and sale of any of our product candidates that obtain regulatory approval.  We may never succeed in achieving regulatory approval for any of our product candidates.  The costs relating to the development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical and preclinical study requirements, uncertainties in clinical trial enrollment rate and changing government regulation.  In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability.  We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential.

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

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements.  On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, revenue recognition, deferred revenue and stock-based compensation.  We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We believe there have been no significant changes in our critical accounting policies as discussed in our Form 10-K filed on March 27, 2015 with the SEC.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014 (in thousands)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Change
	(unaudited)	(unaudited)
Operating expenses:
Research and development with related party	$1,918	$1,275	$643
Research and development	1,915	767	1,148
General and administrative	2,392	860	1,532
Total operating expenses and loss from operations	$(6,225)	$(2,902)	$(3,323)

Research and development expense with related party

Research and development expenses with related party were $1.9 million for the three months ended March 31, 2015, compared to $1.3 million for the three months ended March 31, 2014.  This increase was primarily related to additional full-time equivalents and other support dedicated to discovery, preclinical, and manufacturing activities at Array.

Research and development expense

Research and development expenses were $1.9 million for the three months ended March 31, 2015, compared to $0.8 million for the three months ended March 31, 2014.  The increase was primarily due to timing in which our clinical development efforts expanded during 2014 and into 2015 including site and patient enrollment in our Phase 1a clinical trial for LOXO-101.  We also increased our internal headcount during 2014 and into 2015.  As a result we had increases in our clinical and preclinical costs, employment costs and stock-based compensation expense of $0.3 million, $0.6 million, and $0.4 million, respectively, offset by a reduction in our consulting expenses of $0.2 million.

General and administrative expense

General and administrative expenses were $2.4 million for the three months ended March 31, 2015, compared to $0.9 million for the three months ended March 31, 2014.  The increase was primarily due increased costs associated with operating as a public company.  As a result, we had increases in our employment costs, professional fees, stock-based compensation expense and other operating costs of $0.3 million, $0.3 million, $0.6 million and $0.3 million, respectively.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations.  We incurred net losses of $6.2 million for the three months ended March 31, 2015.  Net cash used in operating activities was $5.3 million during the three months ended March 31, 2015.  At March 31, 2015, we had an accumulated deficit of $37.1 million, and working capital of $97.9 million.  We had cash, cash equivalents and investments of $107.6 million at March 31, 2015.  Historically, we have financed our operations principally through private placements of preferred stock and our initial public offering of common stock.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2015	2014
	(unaudited)	(unaudited)
Net cash (used in) provided by:
Operating activities	$(5,280)	$(3,136)
Investing activities	(1,395)	—
Financing activities	—	15,075
Net increase (decrease) in cash and cash equivalents	$(6,675)	$11,939

Net cash used in operating activities

Net cash used in operating activities was $5.3 million for the three months ended March 31, 2015 and consisted primarily of a net loss of $6.2 million and a $0.2 million increase in our net operating assets.  The increase in our net operating assets was primarily due to the timing of payments related to our personnel clinical and preclinical activities.  These decreases were offset by noncash expenses of $1.1 million and primarily attributable to stock-based-compensation expense.

Net cash used in operating activities was $3.1 million during the three months ended March 31, 2014 and consisted primarily of a net loss of $2.9 million and a $0.2 million increase in net operating assets.

Net cash used in investing activities

Net cash used in investing activities for the three months ended March 31, 2015 totaled $1.4 million and consisted primarily of $10.3 million of available for sale security purchases offset by $8.9 million proceeds from maturing available-for-sale securities.

There were no investing activities during the three months ended March 31, 2014.

Net cash provided by financing activities

There were no financing activities during the three months ended March 31, 2015.

Net cash provided by financing activities was $15.1 million for the three months ended March 31, 2014, which was primarily due to the issuance of Series A convertible preferred stock in March 2014 of $15.0 million, as well as $0.1 million in proceeds from the exercise of stock options.

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

We believe that, based upon our current operating plan, our existing capital resources, together with the net proceeds from our offering and the concurrent private placement, will be sufficient to fund our anticipated operations into 2017 including the development of LOXO-101 through our planned Phase 1 expansion trial, as well as discovery and development activities through IND for one additional product candidate, with additional resources available for other discovery and development activities.  However, we anticipate that we will need to raise substantial additional capital in the future to fund our operations.  In order to meet these additional cash requirements, we may incur debt, license certain intellectual property and seek to sell additional equity or convertible securities that may result in dilution to our stockholders.  If we raise additional funds through the issuance of equity or convertible securities, these securities could have rights or preferences senior to those of our common stock and could contain covenants that restrict our operations.  There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all.  Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

On July 3, 2013, we signed a multi-year strategic collaboration agreement with Array, and this agreement was subsequently amended on November 26, 2013, April 10, 2014, October 13, 2014 and March 31, 2015.  Under the terms of the collaboration agreement, we obtained certain rights to Array’s TRK inhibitor program, as well as additional novel oncology targets, including RET, FGFR, and FLT3.  We have worldwide commercial rights to each product candidate from the collaboration and Array participates in any potential successes through milestones, royalties, and an equity ownership in the Company.

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

As part of the agreement we agreed to pay Array a fixed amount per month, based on Array’s commitment to provide full-time equivalents and other support relating to the conduct of the discovery and preclinical development programs.  We recorded related-party research and development expenses of $1.9 million and $1.3 million for the three months ended March 31, 2015 and 2014, respectively for services provided by Array under a collaboration agreement.

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

Royalties

We are required to pay Array mid-single digit royalties on worldwide net sales of products.  With respect to the royalty on products directed to targets other than TRK, we have the right to credit certain milestone payments against royalties on sales of products directed to such target.

Off-Balance Sheet Arrangements

Through March 31, 2015, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by Item 3.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on our evaluation, we believe that our disclosure controls and procedures as of March 31, 2015 are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Neither we nor our independent registered public accounting firm has performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act.  As a result it is possible that, had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, material weaknesses and significant control deficiencies may have been identified.  However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.  We will perform an evaluation of our internal control over financial reporting as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our first fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses.  Our net loss was $20.7 million and $6.2 million for the year ended December 31, 2014 and the three months ended March 31, 2015, respectively.  As of March 31, 2015, we had an accumulated deficit of $ 37.1 million.  We have focused primarily on our discovery collaboration with Array and developing our product candidates.  We have recently initiated clinical development of our lead product candidate, LOXO-101, and expect that it will be many years, if ever, before we have a product candidate ready for commercialization.  To date, we have financed our operations primarily through private placements of our convertible preferred stock and our initial public offering.  We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.  The net losses we incur may fluctuate significantly from quarter to quarter.  We anticipate that our expenses will increase substantially if and as we:

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

Risks Related to the Discovery and Development of Our Product Candidates

Our discovery and preclinical development is focused on the development of targeted therapeutics for well defined patient populations, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs is relatively new and may never lead to marketable products.

The discovery and development of targeted therapeutics for well defined patient populations is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new.  The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited.  The patient populations for our product candidates are not completely defined but are substantially smaller than the general treated cancer population, and we will need to screen and identify these patients.  Successful identification of patients is dependent on several factors, including achieving certainty as to how specific genetic alterations respond to our product candidates and developing companion diagnostics to identify such genetic alterations as appropriate.  Furthermore, even if we are successful in identifying patients, we cannot be certain that the resulting patient populations will be large enough to allow us to successfully commercialize our products and achieve profitability.  Therefore, we do not know if our approach will be successful, and if our approach is unsuccessful, our business will suffer.

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

Difficulty in enrolling patients could delay or prevent clinical trials of our product candidates.  We may find it difficult to enroll patients in our Phase 1 expansion trial for LOXO-101 given that we do not know how many patients harbor the TRK alterations LOXO-101 is designed to inhibit.

Identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success.  The timing of our clinical studies depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment.  The patient population for our product candidates is not completely defined, but is substantially smaller than other cancer indications, because we are often looking for the same type of genetic alterations across different tumor types and the number of patients with these alterations may be small.  For example, with respect to LOXO-101, we do not know how many patients will have the target LOXO-101 is designed to inhibit.  In addition, the adoption of genetic testing across large populations of patients with cancer will be required for us to identify patients appropriate for our trials that are restricted to genetically defined populations.  The sensitivity of these genetic tests may vary with respect to their ability to detect the target of interest.

In addition to the potentially small populations, the eligibility criteria of our clinical trials will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure and/or that their disease is either severe enough or not too advanced to include them in a study.  Additionally, the process of finding and diagnosing patients may prove costly.  We also may not be able to identify, recruit, and enroll a sufficient number of patients to complete our clinical studies because of the perceived risks and benefits of the product candidate under study, the availability and efficacy of competing therapies and clinical trials, the proximity and availability of clinical study sites for prospective patients, and the patient referral practices of physicians.  If patients are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of potential products may be delayed.

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

However, no assurance can be given that LOXO-101 will not cause unwanted, and potentially unacceptable, nervous system or CNS side effects when tested in the clinic.  Additional or more severe side effects may be identified in our ongoing Phase 1 dose escalation trial or in future clinical studies.  These or other drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims.  Many compounds developed in the biopharmaceutical industry that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound.  Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Generally, if a product with an Orphan Drug Designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same drug for the same indication during the period of exclusivity.  The applicable period is seven years in the United States and ten years in Europe.  The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for Orphan Drug Designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified.  Orphan Drug Exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective, if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

We do not currently have Fast Track Designation for any of our product candidates but intend to seek such designation.  If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for the FDA Fast Track Designation.  The FDA has broad discretion whether or not to grant this designation.  Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it.  Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures.  The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.  Many drugs that have received Fast Track Designation have failed to obtain drug approval.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.  We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be.  In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

On July 3, 2013, we entered into a Drug Discovery Collaboration Agreement with Array, which was subsequently amended on November 26, 2013, April 10, 2014, October 13, 2014, and March 31, 2015 or the Array Agreement.  Pursuant to the Array Agreement, Array agreed to design, conduct and perform research and preclinical testing for certain compounds that we select, including LOXO-101, targeted at TRKA, TRKB and TRKC, and identify IND candidates for TRK and other targets, while undertaking manufacturing activities sufficient to conduct Phase 1 clinical trials for a subset of these programs.

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

Furthermore, if Array changes its strategic focus, or if external factors cause it to divert resources from our collaboration, or if it independently develops products that compete directly or indirectly with our product candidates using resources it acquires from our collaboration, our business and results of operations could suffer.  For example, while Array has granted us a license for compounds designed to target at least two of the three known TRK kinases.  Array has retained ownership and rights to development of compounds targeting only one TRK kinase.  We were notified by Array regarding their efforts and use of third parties for the development and/or commercialization of compounds that selectively modulate TRKA for oncology indications.  We have not elected to be a third party partner for such efforts, as permitted under our collaboration agreement with Array.  If Array or its partners develop such compounds in direct competition with our product candidates, our business would be adversely impacted.

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

The formulation used in early studies is not a final formulation for commercialization.  Additional, changes may be required by the FDA or other regulatory authorities on specifications and storage conditions.  These may require additional studies, and may delay our clinical trials.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies.  In addition, many companies are developing cancer therapeutics that work by inhibiting multiple kinases that may directly compete with our lead product candidate and future product candidates.  For LOXO-101, examples of such potential competitors include, Daiichi Sankyo and its subsidiary Plexxikon (PLX-7486), Tesaro (TSR-011), Ignyta (RXDX-101), Novartis AG (dovitinib), and Mirati (MGDC516).  For RET, competitors may include Eisai (lenvatinib), Exelixis (cabozantinib), AstraZeneca (vandetanib), Ariad (ponatinib), Novartis (dovitinib), Roche (alectinib), Blueprint Medicines (no name yet), Pfizer (sunitinib).  ForFGFR, competitors mayinclude J&J (JNJ- 42756493), Novartis (BGJ-398, dovitinib), AstraZeneca (AZD4547), Clovis Oncology (lucitinib), Chugai (CH5183284), Bayer (BAY 1163877, BAY 1179470), Lilly (LY2874455), Eisai (E7090), Taiho (TAS-120), BI (Nintedanib), Ariad (ponatinib), FivePrime (FP-1039, FPA144), Incyte (INCB54828), ArQule (ARQ087), BioClinica (MFGR1877S), Principia (PRN1371), Blueprint Medicines (BLU-554).  ForFLT3competitors may include, Daiichi Sankyo (quizartinib, PLX3397), Arog (crenolanib), Novartis (midostaurin), CTI BioPharma (pacritinib), Takeda (TAK-659), Flexus (FLX925), Astellas (ASP2215).

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

We are an early-stage clinical development company with a limited operating history and, as of March 31, 2015, had only ten employees and three executive officers.  We are highly dependent on the research and development, clinical and business development expertise of Joshua H. Bilenker, M.D. our President and Chief Executive Officer, Jennifer Low, M.D. our Executive Vice President of Research and Development and Chief Medical Officer, as well as the other principal members of our management, scientific and clinical team.  Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time.  We do not maintain “key person” insurance for any of our executives or other employees.

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

As of March 31, 2015, our executive officers and directors, combined with our stockholders who individually own more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 80.2% of our capital stock.  As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs.  For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.  This concentration of ownership control may:

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

As of March 31, 2015, there were 990,847 shares of our common stock available for future grant under our 2014 Equity Incentive Plan.  Additionally, as of March 31, 2015, there were outstanding options to purchase up to 2,030,042 shares of our common stock.  Any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

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

A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

We will continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

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

None.

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

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.  Where so indicated by footnote, exhibits that were previously filed are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit Number	Description

10.1(x)	Transition and Separation Agreement by and between Loxo and Dr. Dov Goldstein dated March 19, 2015.

10.2*	Offer Letter by and between Loxo and Jennifer Burstein dated March 27, 2015.

10.3†*	Amendment No. 4 to Drug Discovery and Collaboration Agreement, dated March 31, 2015.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(x)         Incorporated by reference. Originally filed March 19, 2015 as Exhibit 99.1 to a Current Report Form 8-K (file number  001-36562).

*                 Filed herewith.

†                 Confidential treatment requested.

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

Date: May 14, 2015

LOXO ONCOLOGY, INC.

By:	/s/ JOSHUA H. BILENKER, M.D.
Joshua H. Bilenker, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2015

LOXO ONCOLOGY, INC.

By:	/s/ JENNIFER BURSTEIN
Jennifer Burstein
Vice President of Finance
(Principal Accounting Officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1(x)	Transition and Separation Agreement by and between Loxo and Dr. Dov Goldstein dated March 19, 2015.

10.2*	Offer Letter by and between Loxo and Jennifer Burstein dated March 27, 2015.

10.3†*	Amendment No. 4 to Drug Discovery and Collaboration Agreement, dated March 31, 2015.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(2)	XBRL Report Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema Document

101.CAL(2)	XBRL Taxonomy Calculation Linkbase Document

101.LAB(2)	XBRL Taxonomy Label Linkbase Document

101.PRE(2)	XBRL Presentation Linkbase Document

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document

(x)         Incorporated by reference. Originally filed March 19, 2015 as Exhibit 99.1 to a Current Report on Form 8-K (file number  001-36562).

*      Filed herewith.

†      Confidential treatment requested.

(1)         The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section.  Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.