Form 10-Q
period 2015-06-30
Loxo Oncology, Inc.
filed 2015-08-05
CIK 1581720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Common Stock, $0.0001 par value	Shares outstanding as of July 31, 2015: 16,687,436

PART I

ITEM 1.  FINANCIAL STATEMENTS

LOXO ONCOLOGY, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$36,635	$43,930
Short-term investments	65,165	62,362
Prepaid expenses with related party	972	663
Other prepaid expenses and current assets	410	821
Total current assets	103,182	107,776
Long-term investments	—	6,648
Property and equipment, net	78	12
Security deposit	23	23
Total assets	$103,283	$114,459
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$415	$239
Accrued expenses and other current liabilities	1,403	1,548
Total liabilities	1,818	1,787
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 125,000,000 shares authorized; 16,687,436 shares issued and outstanding at June 30, 2015; 16,644,219 shares issued and 16,634,063 shares outstanding at December 31, 2014	2	2
Additional paid-in capital	146,660	143,660
Accumulated deficit	(45,200)	(30,962)
Accumulated other comprehensive income (loss)	3	(28)
Total stockholders’ equity	101,465	112,672
Total liabilities and stockholders’ equity	$103,283	$114,459

See accompanying notes to unaudited condensed financial statements.

LOXO ONCOLOGY, INC.

Condensed Statements of Operations

(unaudited)

(in thousands, except share and per share amounts)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Operating expenses:
Research and development with related party	$2,919	$1,717	$4,837	$2,992
Research and development	2,793	1,020	4,708	1,789
General and administrative	2,387	1,168	4,779	2,026
Total operating expenses and loss from operations	(8,099)	(3,905)	(14,324)	(6,807)
Interest income, net	43	—	86	—
Net loss	(8,056)	(3,905)	(14,238)	(6,807)
Accretion of redeemable convertible preferred stock	—	(17)	—	(28)
Net loss attributable to common stockholders	$(8,056)	$(3,922)	$(14,238)	$(6,835)

Share information:
Net loss per share of common stock, basic and diluted	$(0.49)	$(14.46)	$(0.86)	$(28.69)
Weighted average shares outstanding, basic and diluted	16,540,764	271,317	16,507,700	238,246

See accompanying notes to unaudited condensed financial statements.

LOXO ONCOLOGY, INC.

Condensed Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Net loss	$(8,056)	$(3,905)	$(14,238)	$(6,807)
Other comprehensive income:
Unrealized gain on available for sale securities	10	—	31	—
Comprehensive loss	$(8,046)	$(3,905)	$(14,207)	$(6,807)

See accompanying notes to unaudited condensed financial statements.

LOXO ONCOLOGY, INC.

Condensed Statement of Stockholders’ Equity

(unaudited)

For the period from January 1, 2015 to June 30, 2015

(in thousands, except share and per share amounts)

	Stockholders’ equity
	Common stock				Accumulated
		$0.0001	Additional		Other	Total
		Par	Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2015	16,634,063	$2	$143,660	$(30,962)	$(28)	$112,672
Stock-based compensation expense	—	—	2,684	—	—	2,684
Stock option exercises	43,217	—	279	—	—	279
Reclassification of shares issued and previously subject to repurchase	10,156	—	37	—	—	37
Other comprehensive income	—	—	—	—	31	31
Net loss	—	—	—	(14,238)	—	(14,238)
Balance at June 30, 2015	16,687,436	$2	$146,660	$(45,200)	$3	$101,465

See accompanying notes to unaudited condensed financial statements.

LOXO ONCOLOGY, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Operating activities:
Net loss	$(14,238)	$(6,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of premium and discounts on investments, net	157	—
Stock-based compensation	2,684	537
Changes in operating assets and liabilities:
Prepaid expenses and other assets	102	(646)
Accounts payable	176	355
Accrued expenses and other current liabilities	(108)	118
Net cash used in operating activities	(11,227)	(6,443)
Investing activities:
Purchases of available-for-sale securities	(36,676)	—
Proceeds from maturing available-for-sale securities	40,400	—
Purchase of property, plant and equipment	(71)	(7)
Net cash provided by (used in) investing activities	3,653	(7)
Financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net	—	43,223
Proceeds from the exercise of stock options	279	159
Payment of deferred financing fees	—	(622)
Net cash provided by financing activities	279	42,760
Net (decrease) increase in cash and cash equivalents	(7,295)	36,310
Cash and cash equivalents—beginning of period	43,930	14,994
Cash and cash equivalents—end of period	$36,635	$51,304

Supplemental schedule of noncash investing activities:
Unrealized gain on available for sale securities	$31	$—
Supplemental schedule of noncash financing activities:
Accretion of redeemable convertible preferred stock	$—	$350
Reclassification of share repurchase obligation	$37	$—

See accompanying notes to unaudited condensed financial statements.

LOXO ONCOLOGY, INC.

Notes to Unaudited Condensed Financial Statements

June 30, 2015

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

Liquidity

At June 30, 2015, the Company had working capital of $101.4 million and an accumulated deficit of $45.2 million.  The Company had cash, cash equivalents and investments of $101.8 million at June 30, 2015.  The Company has not generated any product revenues and has not achieved profitable operations.  There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis.  In addition, development activities, clinical and pre-clinical testing, and commercialization of the Company’s products will require significant additional capital.

The Company believes that its existing cash, cash equivalents, and investments, will be sufficient to enable the Company to continue as a going-concern for a reasonable period of time beyond June 30, 2016.  However, the Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of its planned research and development activities.  If the Company is unable to obtain additional financing or generate license or product revenue, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

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

Unaudited Interim Financial Information

The accompanying balance sheet as of December 31, 2014, was derived from the Company’s audited financial statements included in Form 10-K filed on March 27, 2015.  It is suggested that the interim unaudited condensed financial statements be read in conjunction with the annual financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K.

The accompanying balance sheet as of June 30, 2015, the statements of operations for the three and six months ended June 30, 2015 and 2014, the statements of comprehensive loss for the three and six months ended June 30, 2015 and 2014, the statement of stockholders’ equity for the six months ended June 30, 2015 and the statements of cash flows for the six months ended June 30, 2015 and 2014 are unaudited.

The interim unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2015 and the results of its operations for the three and six months ended June 30, 2015 and 2014 as well as its cash flows for the six months ended June 30, 2015 and 2014.

The interim unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2014 included in the Company’s Form 10-K filed on March 27, 2015 with the United States Securities and Exchange Commission on the SEC.  Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

Reclassifications

Certain reclassifications were made to prior period amounts to correct the previous presentation.  During the three and six months ended June 30, 2014, $165,000 and $223,000, respectively, of certain expenses that had been previously classified as general and administrative were reclassified into research and development.

3.                                      Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except share and per share data):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Basic and diluted net loss per common share calculation:
Net loss	$(8,056)	$(3,905)	$(14,238)	$(6,807)
Accretion of redeemable convertible preferred stock	—	(17)	—	(28)
Net loss attributable to common stockholders	$(8,056)	$(3,922)	$(14,238)	$(6,835)
Weighted average common shares outstanding — basic and diluted	16,540,764	271,317	16,507,700	238,246
Net loss per share of common stock—basic and diluted	$(0.49)	$(14.46)	$(0.86)	$(28.69)

The following outstanding securities at June 30, 2015 and 2014 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	2015	2014
Redeemable convertible preferred stock	—	8,823,187
Unvested restricted stock	137,598	264,190
Stock options	1,977,773	1,231,706
	2,115,371	10,319,083

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

(amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
June 30, 2015
Overnight repurchase agreements	$18,500	$—	$—	$18,500
Money market funds	11,268	—	—	11,268
Total included in cash and cash equivalents	29,768	—		29,768

Government enterprise debt securities
Short-term available-for-sale securities	64,162	3	—	64,165
Total	64,162	3	—	64,165

US Government debt securities
Short-term available-for-sale securities	1,000	—	—	1,000
Total	1,000	—	—	1,000

Total fair value financial instruments	$94,930	$3	$—	$94,933

December 31, 2014
Government enterprise debt securities	$17,009	$—	$—	$17,009
Money market funds	8,846	—	—	8,846
Total included in cash and cash equivalents	25,855	—	—	25,855

Government enterprise debt securities
Short-term available-for-sale securities	62,387	—	(25)	62,362
Long-term available-for-sale securities	6,651	—	(3)	6,648
Total	69,038	—	(28)	69,010

Total fair value financial instruments	$94,893	$—	$(28)	$94,865

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

The Company’s financial assets measured at fair value on a recurring basis at June 30, 2015 were as follows (in thousands):

	Fair Value Measurements at Measurement Date:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total As Of June 30, 2015

Assets:
Government enterprise debt securities	$—	$64,165	$—	$64,165
Overnight repurchase agreements	18,500	—	—	18,500
Money market funds	11,268	—	—	11,268
US Government debt securities	1,000	—	—	1,000
Totals	$30,768	$64,165	$—	$94,933

The Company’s financial assets measured at fair value on a recurring basis at December 31, 2014 were as follows (in thousands):

	Fair Value Measurements at Measurement Date:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total As Of December 31, 2014

Assets:
Government enterprise debt securities	$—	$86,019	$—	$86,019
Money market funds	8,846	—	—	8,846
Totals	$8,846	$86,019	$—	$94,865

There were no items that were accounted for at fair value on a non-recurring basis for the six months ended June 30, 2015 and 2014.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and investments.  At June 30, 2015 and December 31, 2014, the Company’s cash and cash equivalents were held by two financial institutions and the amounts on deposit were in excess of FDIC insurance limits.  The Company mitigates this risk by depositing its uninsured cash in major well capitalized financial institutions, and by investing excess operating cash in overnight repurchase agreements which are 100% collateralized by U.S. Government backed securities with the Company’s bank.  The Company has not recognized any losses on its cash and cash equivalents.

5.                                      Accrued Expenses

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Research and development expenses	$912	$742
General and administrative expenses	491	769
Share repurchase obligation	—	37
	$1,403	$1,548

6.                                      Stock-Based Compensation

Effective July 2013, the Company adopted the 2013 Equity Incentive Plan, which was amended in November 2013 (the “2013 Plan”). The 2013 Plan provided for the granting of incentive stock options, non-statutory stock options and the issuance of restricted stock awards. As of June 30, 2015, the Company reserved 1,544,615 shares of common stock authorized for issuance in connection with the 2013 Plan.  Certain options are eligible for exercise prior to vesting. Exercised but unvested shares are subject to repurchase by the Company at the initial exercise price.  In connection with the Company’s initial public offering, no further grants will be made under this plan and all remaining shares available for grant were transferred to the 2014 Equity Incentive Plan.

The Company adopted the 2014 Equity Incentive Plan (the “2014 Plan”) that became effective on July 30, 2014 and serves as the successor to the 2013 Plan. The 2014 Plan provides for the grant of awards to employees, directors, consultants, independent contractors and advisors, provided the consultants, independent contractors, directors and advisors are natural persons that render services other than in connection with the offer and sale of securities in a capital-raising transaction.  The exercise price of stock options must be at least equal to the fair market value of the Company’s common stock on the date of grant.

The Company has reserved 1,591,106 shares of its common stock to be issued under the 2014 Plan of which 989,743 shares were available for future issuance as of June 30, 2015.  Shares authorized will increase automatically on January 1 of each of 2015 through 2024 by the number of shares equal to 3.0% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31.  The Company’s Board may reduce the amount of the increase in any particular year.  The 2014 Plan authorizes the award of stock options, restricted stock awards, or RSAs, stock appreciation rights, or SARs, restricted stock units, or RSUs, performance awards and stock bonuses.

Certain options are eligible for exercise prior to vesting.  Exercised but unvested shares are subject to repurchase by the Company at the initial exercise price.  The proceeds from the shares subject to repurchase are classified as a liability and reclassified to equity as the shares vest.

The following table summarizes stock option activity under the 2014 Plan for the period from January 1, 2015 through June 30, 2015:

			Average
		Weighted-	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic Value
	of Shares	Exercise Price	Term (in years)	(in thousands)
Outstanding at January 1, 2015	2,011,005	$6.75	9.5	$11,375
Granted	99,725	11.87
Exercised	(53,373)	5.92
Cancelled	—	—
Forfeited	(79,584)	7.50
Outstanding at June 30, 2015	1,977,773	$7.00	9.0	$21,813
Vested and expected to vest at June 30, 2015	1,906,654	$6.94	9.0	$21,137
Exercisable at June 30, 2015	689,660	$3.66	8.7	$9,910
Weighted-average grant date fair value of options granted during the six months ended June 30, 2015	$7.98

As of June 30, 2015, there was $12.4 million of total unrecognized compensation expense related to options granted but not yet vested of which $3.4 million is attributable to non-employee awards and subject to re-measurement until vested.  The total unrecognized compensation expense of $12.4 million will be recognized as expense over a weighted-average period of 3.0 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of option awards with the following weighted-average assumptions, certain of which are based on industry comparative information, for the period indicated:

Six Months Ended June 30, 2015
Risk-free interest rate	1.62%
Expected dividend yield	0.0%
Expected stock price volatility	76.80%
Expected term of options (in years)	6.04
Expected forfeiture rate	6.59%

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

Share-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Research and development	$882	$281	$1,344	$325
General and administrative	753	192	1,340	212
	$1,635	$473	$2,684	$537

The stock-based compensation expense for restricted stock is determined based on the estimated fair value of the Company’s common stock on the grant date of the awards applied to the total number of awards that are anticipated to vest. During 2013, the Company granted 264,189 restricted stock awards and as of December 31, 2014 there were 170,622 shares expected to vest over the next 3 years. During the six months ended June 30, 2015, 33,024 restricted shares vested and the remaining 137,598 shares are expected to vest over the next 2.5 years. Stock-based compensation for restricted stock was de minimis at their original grant date.

7.                                      Commitments and Contingencies

Array Collaboration Agreement

On July 3, 2013, the Company signed a multi-year strategic collaboration agreement with Array BioPharma, Inc. (“Array”), and this agreement was subsequently amended on November 26, 2013, April 10, 2014, October 13, 2014 and March 31, 2015.  The March 31, 2015 amendment was to provide additional full-time equivalents and other support dedicated to the conduct of the discovery, preclinical and clinical development programs for the remainder of 2015.

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

As part of the agreement the, Company agreed to pay Array a fixed amount per month, based on Array’s commitment to provide full-time equivalents and other support relating to the conduct of the discovery and preclinical development programs.  See Note 8 for amounts the Company recorded in related-party research and development expenses.

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

Research and Development Arrangements

In the course of normal business operations, the Company enters into agreements with clinical research organizations, or CROs, to assist in the performance of research and development and preclinical activities.  Expenditures to CROs may represent a significant portion of development costs for the Company in future periods.  The Company can elect to discontinue the work under these agreements at any time.  The Company could also enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and even long-term commitments of cash.

Legal Proceedings

The Company is not involved in any legal proceeding that it expects to have a material effect on its business, financial condition, results of operations or cash flows.

8.                                     Related Party Transactions

The Company recorded related-party research and development expenses of $4.8 million and $3.0 million for the six months ended June 30, 2015 and 2014, respectively, for services provided by Array under a collaboration agreement.  The Company recorded related-party research and development expenses of $2.9 million and $1.7 million for the three months ended June 30, 2015 and 2014, respectively, for services provided by Array under a collaboration agreement. As of June 30, 2015, the Company had $1.0 million in prepaid expenses to Array under the collaboration agreement for services that will be provided in subsequent periods and $48,000 in accrued expenses already incurred.

Dr. Lori Kunkel, a board member, has a consulting agreement with the Company to assist in the Company’s drug development process.  Dr. Kunkel is eligible to receive a maximum of $15,000 monthly for her consulting work.  Payments are expensed as incurred and recorded as a component of research and development expenses.  During the three and six months ended June 30, 2015, the Company recognized expenses of $ 45,000 and $90,000, respectively, in accordance with the terms of the consulting agreement.  As of June 30, 2015, there was $15,000 included in accrued expenses to Dr. Kunkel.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The interim unaudited condensed financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2014 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the SEC on March 27, 2015.  As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Loxo” refer to Loxo Oncology, Inc.

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

Overview

Loxo Oncology, Inc. is committed to the discovery, development, and commercialization of targeted cancer therapies with best-in-class potential.  Our diverse pipeline reflects the convergence of proven therapeutic technologies with emerging insights into the underlying susceptibilities of cancer and drug resistance.  We leverage the expertise of our partners in academia and industry and our management team’s deep clinical-regulatory experience to deploy focused clinical development strategies in well-defined patient populations.  Our goal is to create important new cancer therapies as efficiently as possible to substantially benefit patients.

LOXO-101

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

Our Phase 1 clinical trial of LOXO-101 is an open label, multicenter trial that has two stages: dose escalation and expansion.  The primary objectives of the dose escalation stage are to determine the maximum tolerated dose and the appropriate dose for further clinical investigation, as well as to determine the safety, tolerability and pharmacokinetic profile of orally administered LOXO-101.  Inclusion criteria is for patients with (1) locally advanced or metastatic adult solid tumor that has progressed or was nonresponsive to available therapies and for which no standard or available curative therapy exists, (2) an ECOG score, which measures disease progression, of 0 or 1 and (3) adequate hematologic, hepatic and renal function.  We began enrolling patients in our Phase 1 trial in May of 2014.  Initial safety and pharmacokinetic data were presented at the American Association for Cancer Research (AACR) Annual Meeting in April 2015.  As of the data cut-off for the AACR poster, March 26, 2015, 15 patients had been enrolled across three dose cohorts, including one soft tissue sarcoma patient with an NTRK1 fusion.  Pharmacokinetic data were consistent with good systemic exposure of LOXO-101 after oral dosing, with actual exposures exceeding those predicted by nonclinical studies.

A research brief published in July 2015 in Cancer Discovery provided early clinical validation of LOXO-101 against TRK fusion cancer. As discussed in the publication, with four months of treatment, CT scans demonstrated almost complete tumor disappearance of the largest tumors and the patient did not have any adverse events that were attributed to LOXO-101.

We plan to initiate a Phase 2 trial in the second half of 2015, earlier than previously anticipated. The trial will be a multicenter, international Phase 2 open label study in adult cancer patients whose tumors harbor TRK fusions. We believe that a wide variety of tumor types harbor TRK fusions, and plans to work creatively with clinical partners to identify patients with these genetic alterations.

Pre-clinical Programs

We are working on several pipeline programs in conjunction with our collaboration with Array BioPharma.  We have identified RET and FGFR as our next likely IND candidates. Activating fusions and mutations in RET have been identified across a range of cancer histologies. We are designing a highly specific RET inhibitor that optimizes on-target potency for RET fusions, activating mutations, and anticipated resistance mutations.

Activating fusions and mutations in FGFR3 and FGFR2 have also been identified across a range of cancer histologies.  However, most small molecule FGFR inhibitors are functionally equipotent against isoforms FGFR1, FGFR2 and FGFR3, and are associated with metabolic and systemic toxicities that limit dose, duration of therapy and target engagement.  We are designing an FGFR1-sparing inhibitor that has the potential to avoid many of the side effects that have been endemic to the FGFR class. We have submitted preclinical data abstracts for presentation at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics meeting in November 2015 in Boston, MA, and will provide IND guidance for one of these programs by the end of 2015.

Since inception, we have incurred significant operating losses.  Our net loss for the six months ended June 30, 2015 was $14.2 million, including approximately $9.5 million of total research and development expenses, and approximately $4.8 million of total general and administrative expenses.  We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the discovery, development and clinical trials of, and seek regulatory approval for and pursue potential commercialization of, our product candidates.  In addition, we will also incur additional expenses if and as we enter into additional collaboration agreements, acquire or in-license products and technologies, expand our collaboration with Array, establish sales, marketing and distribution infrastructure and/or expand and protect our intellectual property portfolio.

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

Liquidity

Our financial statements and related disclosures have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Accordingly, the financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.  We have not generated any revenues and have not yet achieved profitable operations.  There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.  In addition, development activities, clinical and preclinical testing, and commercialization of our products will require significant additional financing.  Our accumulated deficit at June 30, 2015 was approximately $45.2 million, and management expects to incur substantial and increasing losses in future periods.  Our ability to successfully pursue our business is subject to certain risks and uncertainties, including among others, uncertainty of product development, competition from third parties, uncertainty of capital availability, uncertainty in our ability to enter into agreements with collaborative partners, dependence on third parties, and dependence on key personnel.  We plan to finance future operations with a combination of proceeds from the issuance of equity, debt, licensing fees, and revenues from future product sales, if any.  We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our planned products.  We believe that our existing cash and cash equivalents as of June 30, 2015 will be sufficient to enable us to continue as a going concern for a reasonable period of time beyond June 30, 2016.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014 (in thousands)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Change
	(unaudited)	(unaudited)
Operating expenses:
Research and development with related party	$2,919	$1,717	$1,202
Research and development	2,793	1,020	1,773
General and administrative	2,387	1,168	1,219
Total operating expenses and loss from operations	$(8,099)	$(3,905)	$(4,194)

Research and development expense with related party

Research and development expenses with related party were $2.9 million for the three months ended June 30, 2015, compared to $1.7 million for the three months ended June 30, 2014.  This increase was primarily related to additional full-time equivalents and other support dedicated to discovery, preclinical, and manufacturing activities at Array.

Research and development expense

Research and development expenses were $2.8 million for the three months ended June 30, 2015, compared to $1.0 million for the three months ended June 30, 2014.  The increase was primarily due to timing in which our clinical development efforts expanded during 2014 and into 2015 including site and patient enrollment in our Phase 1a clinical trial for LOXO-101.  We also increased our internal headcount during 2014 and into 2015.  As a result, we had increases in our clinical and preclinical costs, employment costs and stock-based compensation expense of $0.6 million, $0.6 million, and $0.6 million, respectively.

General and administrative expense

General and administrative expenses were $2.4 million for the three months ended June 30, 2015, compared to $1.2 million for the three months ended June 30, 2014.  The increase was primarily due to increased costs associated with operating as a public company, including increases in our employment costs, stock-based compensation expense and other operating expense of $0.3 million, $0.6 million and $0.3 million, respectively.

Comparison of the Six Months Ended June 30, 2015 and 2014 (in thousands)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Change
	(unaudited)	(unaudited)
Operating expenses:
Research and development with related party	$4,837	$2,992	$1,845
Research and development	4,708	1,789	2,919
General and administrative	4,779	2,026	2,753
Total operating expenses and loss from operations	$(14,324)	$(6,807)	$(7,517)

Research and development expense with related party

Research and development expenses with related party were $4.8 million for the six months ended June 30, 2015, compared to $3.0 million for the six months ended June 30, 2014.  This increase was primarily related to additional full-time equivalents and other support dedicated to discovery, preclinical, and manufacturing activities at Array.

Research and development expense

Research and development expenses were $4.7 million for the six months ended June 30, 2015, compared to $1.8 million for the six months ended June 30, 2014.  The increase was primarily due to timing in which our clinical development efforts expanded during 2014 and into 2015 including site and patient enrollment in our Phase 1a clinical trial for LOXO-101.  We also increased our internal headcount during 2014 and into 2015.  As a result we had increases in our clinical and preclinical costs, employment costs and stock-based compensation expense of $0.7 million, $1.2 million, and $1.0 million, respectively.

General and administrative expense

General and administrative expenses were $4.8 million for the six months ended June 30, 2015, compared to $2.0 million for the six months ended June 30, 2014.  The increase was primarily due to increased costs associated with operating as a public company including increases in our employment costs, stock-based compensation expense and other operating costs of $0.6 million, $1.1 million and $1.1 million, respectively.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations.  We incurred a net loss of $14.2 million for the six months ended June 30, 2015.  Net cash used in operating activities was $11.2 million during the six months ended June 30, 2015.  At June 30, 2015, we had an accumulated deficit of $45.2 million, and working capital of $101.4 million.  We had cash, cash equivalents and investments of $101.8 million at June 30, 2015.  Historically, we have financed our operations principally through private placements of preferred stock and our initial public offering of common stock.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2015	2014
	(unaudited)	(unaudited)
Net cash (used in) provided by:
Operating activities	$(11,227)	$(6,443)
Investing activities	3,653	(7)
Financing activities	279	42,760
Net increase (decrease) in cash and cash equivalents	$(7,295)	$36,310

Net cash used in operating activities

Net cash used in operating activities was $11.2 million for the six months ended June 30, 2015 and consisted primarily of a net loss of $14.2 million and a $0.2 million increase in our net operating assets.  The increase in our net operating assets was primarily due to the timing of payments related to our clinical and preclinical activities.  These decreases were offset by noncash expenses of $2.8 million, primarily attributable to stock-based-compensation expense.

Net cash used in operating activities was $6.4 million during the six months ended June 30, 2014 and consisted primarily of a net loss of $6.8 million and a $0.2 million decrease in net operating assets. These decreases were offset by noncash expenses of $0.5 million and attributable to stock-based-compensation expense.

Net cash provided by (used in) investing activities

Net cash provided by investing activities for the six months ended June 30, 2015 totaled $3.7 million and consisted primarily of $36.7 million of available-for-sale security purchases offset by $40.4 million proceeds from maturing available-for-sale securities.

Net cash used in investing activities for the six months ended June 30, 2014 totaled $7,000.

Net cash provided by financing activities

Net cash provided by financing activities was $0.3 million for the six months ended June 30, 2015, which was primarily due to the proceeds from the exercise of stock options.

Net cash provided by financing activities was $42.8 million for the six months ended June 30, 2014, which was primarily due to $43.4 million in net proceeds from the issuance of our redeemable convertible preferred stock and common stock and option exercises that was offset by $0.6 million in financing fees related to our initial public offering in August 2014.

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

We believe that, based upon our current operating plan, our existing capital resources, together with the net proceeds from our offering and the concurrent private placement, will be sufficient to fund our anticipated operations into 2017 including the development of LOXO-101 through our planned Phase 1 expansion trial, as well as discovery and development activities through Investigational New Drug (“IND”) application for one additional product candidate, with additional resources available for other discovery and development activities.  However, we anticipate that we will need to raise substantial additional capital in the future to fund our operations.  In order to meet these additional cash requirements, we may incur debt, license certain intellectual property and seek to sell additional equity or convertible securities that may result in dilution to our stockholders.  If we raise additional funds through the issuance of equity or convertible securities, these securities could have rights or preferences senior to those of our common stock and could contain covenants that restrict our operations.  There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all.  Our future capital requirements will depend on many factors, including:

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

As part of the agreement, we agreed to pay Array a fixed amount per month, based on Array’s commitment to provide full-time equivalents and other support relating to the conduct of the discovery and preclinical development programs.  We recorded related-party research and development expenses of $4.8 million and $3.0 million for the six months ended June 30, 2015 and 2014, respectively for services provided by Array under a collaboration agreement.

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

Off-Balance Sheet Arrangements

Through June 30, 2015, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by Item 3.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on our evaluation, we concluded that our disclosure controls and procedures as of June 30, 2015 are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our second fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses.  Our net loss was $20.7 million and $14.2 million for the year ended December 31, 2014 and the six months ended June 30, 2015, respectively.  As of June 30, 2015, we had an accumulated deficit of $45.2 million.  We have focused primarily on our discovery collaboration with Array and developing our product candidates.  We have recently initiated clinical development of our lead product candidate, LOXO-101, and expect that it will be many years, if ever, before we have a product candidate ready for commercialization.  To date, we have financed our operations primarily through private placements of our convertible preferred stock and our initial public offering.  We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.  The net losses we incur may fluctuate significantly from quarter to quarter.  We anticipate that our expenses will increase substantially if and as we:

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

We currently do not have any products that have gained regulatory approval.  We have invested significant financial resources in identifying potential drug candidates and funding our collaboration agreement with Array to conduct preclinical studies.

Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of LOXO-101, for which we have initiated a Phase 1 clinical trial in patients in advanced solid tumors.  As a result, our business is substantially dependent on our ability to complete the development of and obtain regulatory approval for LOXO-101.

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

Difficulty in enrolling patients could delay or prevent clinical trials of our product candidates.  We may find it difficult to enroll patients onto our clinical trials for LOXO-101 given that we do not know how many patients harbor the TRK alterations LOXO-101 is designed to inhibit.

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

We have only recently commenced clinical development of our lead product candidate LOXO-101 and the risk of failure for all of our product candidates is high.  Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans.  Clinical testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain.  Failure can occur at any time during the clinical trial process.  Further, the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results.  Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.  It is difficult to accurately predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval.

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

Even if our product candidate demonstrates efficacy in a particular tumor type, we cannot guarantee that any product candidate, including LOXO-101, will behave similarly in all tumor types, and we may be required to obtain separate regulatory approvals for each tumor type we intend a product candidate to treat.  If any of our clinical trials are unsuccessful, our business will suffer.

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

Our product candidates must be approved by the FDA pursuant to a new drug application, or NDA, in the United States and by the European Medicines Agency, or EMA, and similar regulatory authorities outside the United States prior to commercialization.  The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved.  Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate.  We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction.  We have little experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process.  Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy.  Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities, among other requirements.  Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.  Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies.  In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate.  Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may also cause delays in or prevent the approval of an application.

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

We do not currently have Fast Track Designation for any of our product candidates but may seek such designation if we believe such a designation may be warranted.  If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for the FDA Fast Track Designation.  The FDA has broad discretion whether or not to grant this designation.  Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it.  Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures.  The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.  Many drugs that have received Fast Track Designation have failed to obtain drug approval.

A Breakthrough Therapy Designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

We do not currently have Breakthrough Therapy Designation for any of our product candidates but may seek such designation if we believe such a designation may be warranted.  A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.  For drugs that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for development.

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

In order to market and sell our products in the European Union and many other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements.  The approval procedure varies among countries and can involve additional testing and different criteria for approval.  The time required to obtain approval may differ substantially from that required to obtain FDA approval.  The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval.  In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country.

We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all.  Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA.  In addition, failure to obtain approval in some countries or jurisdictions may prevent marketing authorizations from being considered in some other countries or jurisdictions. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

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

We will rely on third-party clinical research contractors and organizations, to conduct our ongoing Phase 1 clinical trial of LOXO-101; and we will rely on third party contractors, clinical data management organizations, independent contractors, medical institutions and clinical investigators to conduct our clinical trials beyond Phase 1, and for our clinical trials for other development molecules.  These agreements may terminate for a variety of reasons, including a failure to perform by the third parties.  If we needed to enter into alternative arrangements, our product development activities could be delayed.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies.  In addition, many companies are developing cancer therapeutics that work by inhibiting multiple kinases that may directly compete with our lead product candidate and future product candidates.  For LOXO-101, examples of such potential competitors include, Daiichi Sankyo and its subsidiary Plexxikon (PLX-7486), Tesaro (TSR-011), Ignyta (RXDX-101), Novartis AG (dovitinib), and Mirati (MGDC516).  For RET, competitors may include Eisai (lenvatinib), Exelixis (cabozantinib), AstraZeneca (vandetanib), Ariad (ponatinib), Novartis (dovitinib), Roche (alectinib), Blueprint Medicines (no name yet), Pfizer (sunitinib).  For FGFR, competitors may include J&J (JNJ- 42756493), Novartis (BGJ-398, dovitinib), AstraZeneca (AZD4547), Clovis Oncology (lucitinib), Chugai (CH5183284), Bayer (BAY 1163877, BAY 1179470), Lilly (LY2874455), Eisai (E7090), Taiho (TAS-120), BI (Nintedanib), Ariad (ponatinib), FivePrime (FP-1039, FPA144), Incyte (INCB54828), ArQule (ARQ087), BioClinica (MFGR1877S), Principia (PRN1371), Blueprint Medicines (BLU-554).  For FLT3 competitors may include, Daiichi Sankyo (quizartinib, PLX3397), Arog (crenolanib), Novartis (midostaurin), CTI BioPharma (pacritinib), Takeda (TAK-659), Flexus (FLX925), Astellas (ASP2215).

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

We are an early-stage clinical development company with a limited operating history and, as of June 30, 2015, had only twelve employees and three executive officers.  We are highly dependent on the research and development, clinical and business development expertise of Joshua H. Bilenker, M.D. our President and Chief Executive Officer, Jennifer Low, M.D. our Executive Vice President of Research and Development and Chief Medical Officer, as well as the other principal members of our management, scientific and clinical team.  Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time.  We do not maintain “key person” insurance for any of our executives or other employees.

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

Failure to protect our information technology infrastructure against cyber-based attacks, network security breaches, service interruptions, or data corruption could significantly disrupt our operations and adversely affect our business and operating results.

We rely on information technology and telephone networks and systems, including the Internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. Our information technology systems, some of which are managed by third-parties, such as those of our CROs, may be susceptible to damage, disruptions or shutdowns due to computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Although we have developed systems and processes that are designed to protect proprietary or confidential information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third party vendor, such measures cannot provide absolute security.  If our systems are breached or suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may significantly suffer and we may be subject to litigation, government enforcement actions or potential liability. Security breaches could also cause us to incur significant remediation costs, result in product development delays, disrupt key business operations, including development of our product candidates, and divert attention of management and key information technology resources.

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders, if they choose to act together, will continue to have the ability to control all matters submitted to stockholders for approval.

As of June 30, 2015, our executive officers and directors, combined with our stockholders who individually own more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 70.4% of our capital stock.  As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs.  For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.  This concentration of ownership control may:

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

As of June 30, 2015, there were 989,743 shares of our common stock available for future grant under our 2014 Equity Incentive Plan.  Additionally, as of June 30, 2015, there were outstanding options to purchase up to 1,977,773 shares of our common stock.  Any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

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

Date: August 5, 2015

LOXO ONCOLOGY, INC.

	By:	/s/ JOSHUA H. BILENKER, M.D.
Joshua H. Bilenker, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2015

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