Form 10-Q
period 2015-09-30
Loxo Oncology, Inc.
filed 2015-11-10
CIK 1581720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Common Stock, $0.0001 par value	Shares outstanding as of October 31, 2015: 16,687,436

PART I

ITEM 1.  FINANCIAL STATEMENTS

LOXO ONCOLOGY, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
	(unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$34,409	$43,930
Short-term investments	59,013	62,362
Prepaid expenses with related party	922	663
Other prepaid expenses and current assets	2,062	821
Total current assets	96,406	107,776
Long-term investments	—	6,648
Property and equipment, net	74	12
Other assets	222	23
Total assets	$96,702	$114,459
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$731	$239
Accrued expenses and other current liabilities	2,108	1,548
Total liabilities	2,839	1,787
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 125,000,000 shares authorized; 16,687,436 shares issued and outstanding at September 30, 2015; 16,644,219 shares issued and 16,634,063 shares outstanding at December 31, 2014	2	2
Additional paid-in capital	147,825	143,660
Accumulated deficit	(53,971)	(30,962)
Accumulated other comprehensive income (loss)	7	(28)
Total stockholders’ equity	93,863	112,672
Total liabilities and stockholders’ equity	$96,702	$114,459

See accompanying notes to unaudited condensed financial statements.

LOXO ONCOLOGY, INC.

Condensed Statements of Operations

(unaudited)

(in thousands, except share and per share amounts)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Operating expenses:
Research and development with related party	$2,874	$2,413	$7,711	$5,395
Research and development	3,387	2,708	8,095	4,543
General and administrative	2,552	1,622	7,331	3,612
Total operating expenses and loss from operations	(8,813)	(6,743)	(23,137)	(13,550)
Interest income, net	42	—	128	—
Net loss	(8,771)	(6,743)	(23,009)	(13,550)
Accretion of redeemable convertible preferred stock	—	(6)	—	(34)
Net loss attributable to common stockholders	$(8,771)	$(6,749)	$(23,009)	$(13,584)

Share information:
Net loss per share, basic and diluted	$(0.53)	$(0.68)	$(1.39)	$(3.87)
Weighted average shares outstanding, basic and diluted	16,560,610	9,947,321	16,525,530	3,510,170

See accompanying notes to unaudited condensed financial statements.

LOXO ONCOLOGY, INC.

Condensed Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Net loss	$(8,771)	$(6,743)	$(23,009)	$(13,550)
Other comprehensive income:
Unrealized gain on available for sale securities	4	—	35	—
Comprehensive loss	$(8,767)	$(6,743)	$(22,974)	$(13,550)

See accompanying notes to unaudited condensed financial statements.

LOXO ONCOLOGY, INC.

Condensed Statement of Stockholders’ Equity

(unaudited)

For the period from January 1, 2015 to September 30, 2015

(in thousands, except share and per share amounts)

	Stockholders’ Equity
	Common Stock				Accumulated
		$0.0001	Additional		Other	Total
		Par	Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2015	16,634,063	$2	$143,660	$(30,962)	$(28)	$112,672
Stock-based compensation expense	—	—	3,849	—	—	3,849
Stock option exercises	43,217	—	279	—	—	279
Reclassification of shares issued and previously subject to repurchase	10,156	—	37	—	—	37
Other comprehensive income	—	—	—	—	35	35
Net loss	—	—	—	(23,009)	—	(23,009)
Balance at September 30, 2015	16,687,436	$2	$147,825	$(53,971)	$7	$93,863

See accompanying notes to unaudited condensed financial statements.

LOXO ONCOLOGY, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Operating activities:
Net loss	$(23,009)	$(13,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of premium and discounts on investments, net	296	1
Stock-based compensation	3,849	2,572
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,699)	(1,242)
Accounts payable	492	(14)
Accrued expenses and other current liabilities	597	163
Net cash used in operating activities	(19,474)	(12,070)
Investing activities:
Purchases of available-for-sale securities	(65,573)	—
Proceeds from maturing available-for-sale securities	75,320	—
Purchase of property and equipment	(73)	(14)
Net cash provided by (used in) investing activities	9,674	(14)
Financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net	—	43,178
Proceeds from the issuance of common stock	—	74,164
Proceeds from the exercise of stock options	279	167
Payment of deferred financing fees	—	(1,798)
Net cash provided by financing activities	279	115,711
Net (decrease) increase in cash and cash equivalents	(9,521)	103,627
Cash and cash equivalents—beginning of period	43,930	14,994
Cash and cash equivalents—end of period	$34,409	$118,621

Supplemental schedule of noncash investing activities:
Unrealized gain on available for sale securities	$35	$—
Supplemental schedule of noncash financing activities:
Conversion of redeemable convertible preferred stock	$—	$68,055
Reclassification of share repurchase obligation	$37	$—

See accompanying notes to unaudited condensed financial statements.

LOXO ONCOLOGY, INC.

Notes to Unaudited Condensed Financial Statements

September 30, 2015

1.             Organization and Description of the Business

Loxo Oncology, Inc. (the “Company”) was incorporated on May 9, 2013 in the State of Delaware.  The Company is a biopharmaceutical company innovating the development of highly selective medicines for patients with genetically defined cancers. Its pipeline focuses on cancers that are uniquely dependent on single gene abnormalities, such that a single drug has the potential to treat the cancer with dramatic effect.  The Company operates in one segment and has its principal office in Stamford, Connecticut.

Liquidity

At September 30, 2015, the Company had working capital of $93.6 million and an accumulated deficit of $54.0 million.  The Company had cash, cash equivalents and investments of $93.4 million at September 30, 2015.  The Company has not generated any product revenues and has not achieved profitable operations.  There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis.  In addition, development activities, clinical and pre-clinical testing, and commercialization of the Company’s products will require significant additional capital.

The Company believes that its existing cash, cash equivalents, and investments, will be sufficient to enable the Company to continue as a going-concern for a reasonable period of time beyond September 30, 2016.  However, the Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of its planned research and development activities.  If the Company is unable to obtain additional financing or generate license or product revenue, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

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

Unaudited Interim Financial Information

The accompanying balance sheet as of December 31, 2014, was derived from the Company’s audited financial statements included in Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 27, 2015.  It is suggested that the interim unaudited condensed financial statements be read in conjunction with the annual financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K.

The accompanying balance sheet as of September 30, 2015, the statements of operations for the three and nine months ended September 30, 2015 and 2014, the statements of comprehensive loss for the three and nine months ended September 30, 2015 and 2014, the statement of stockholders’ equity for the nine months ended September 30, 2015 and the statements of cash flows for the nine months ended September 30, 2015 and 2014 are unaudited.

The interim unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2015 and the results of its operations for the three and nine months ended September 30, 2015 and 2014 as well as its cash flows for the nine months ended September 30, 2015 and 2014.

The interim unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the SEC.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2014 included in the Company’s Form 10-K filed with the SEC on March 27, 2015.  Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

Reclassifications

Certain reclassifications were made to prior period amounts to correct the previous presentation.  During the three and nine months ended September 30, 2014, $85,000 and $121,000, respectively, of certain expenses that had been previously classified as general and administrative were reclassified into research and development.  During the nine months ended September 30, 2014, the Company is also presenting $167,000 of proceeds from the issuance of stock options on its statement of cash flows that had previously been included in proceeds from the issuance of common stock.

3.             Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except share and per share data):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Basic and diluted net loss per common share calculation:
Net loss	$(8,771)	$(6,743)	$(23,009)	$(13,550)
Accretion of redeemable convertible preferred stock	—	(6)	—	(34)
Net loss attributable to common stockholders	$(8,771)	$(6,749)	$(23,009)	$(13,584)
Weighted average common shares outstanding — basic and diluted	16,560,610	9,947,321	16,525,530	3,510,170
Net loss per share of common stock—basic and diluted	$(0.53)	$(0.68)	$(1.39)	$(3.87)

The following outstanding securities at September 30, 2015 and 2014 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	2015	2014
Unvested restricted stock	121,086	187,134
Stock options	2,091,082	1,507,905
	2,212,168	1,695,039

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

(amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2015
Overnight repurchase agreements	$15,000	$—	$—	$15,000
Money market funds	9,970	—	—	9,970
Government enterprise debt securities	2,872	—	—	2,872
Total included in cash and cash equivalents	27,842	—	—	27,842

Government enterprise debt securities
Short-term available-for-sale securities	53,982	6	—	53,988
Totals	53,982	6	—	53,988

US Government debt securities
Short-term available-for-sale securities	5,024	1	—	5,025
Totals	5,024	1	—	5,025

Total fair value financial instruments	$86,848	$7	$—	$86,855

December 31, 2014
Government enterprise debt securities	$17,009	$—	$—	$17,009
Money market funds	8,846	—	—	8,846
Total included in cash and cash equivalents	25,855	—	—	25,855

Government enterprise debt securities
Short-term available-for-sale securities	62,387	—	(25)	62,362
Long-term available-for-sale securities	6,651	—	(3)	6,648
Totals	69,038	—	(28)	69,010

Total fair value financial instruments	$94,893	$—	$(28)	$94,865

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

The Company’s financial assets measured at fair value on a recurring basis at September 30, 2015 were as follows (in thousands):

	Fair Value Measurements at Measurement Date:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total As Of September 30, 2015

Assets:
Government enterprise debt securities	$—	$56,860	$—	$56,860
Overnight repurchase agreements	15,000	—	—	15,000
Money market funds	9,970	—	—	9,970
US Government debt securities	5,025	—	—	5,025
Totals	$29,995	$56,860	$—	$86,855

The Company’s financial assets measured at fair value on a recurring basis at December 31, 2014 were as follows (in thousands):

	Fair Value Measurements at Measurement Date:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total As Of December 31, 2014

Assets:
Government enterprise debt securities	$—	$86,019	$—	$86,019
Money market funds	8,846	—	—	8,846
Totals	$8,846	$86,019	$—	$94,865

There were no items that were accounted for at fair value on a non-recurring basis for the nine months ended September 30, 2015 and 2014.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and investments.  At September 30, 2015 and December 31, 2014, the Company’s cash and cash equivalents were held by two financial institutions and the amounts on deposit were in excess of Federal Deposit Insurance Company insurance limits.  The Company mitigates this risk by depositing its uninsured cash in major well capitalized financial institutions, and by investing excess operating cash in overnight repurchase agreements which are 100% collateralized by U.S. government backed securities with the Company’s bank.  The Company has not recognized any losses on its cash and cash equivalents.

5.             Accrued Expenses

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Research and development expenses	$1,393	$742
General and administrative expenses	715	769
Share repurchase obligation	—	37
	$2,108	$1,548

6.                                      Stock-Based Compensation

Effective July 2013, the Company adopted the 2013 Equity Incentive Plan, which was amended in November 2013 (the “2013 Plan”). The 2013 Plan provided for the granting of incentive stock options, non-statutory stock options and the issuance of restricted stock awards. As of September 30, 2015, the Company reserved 1,544,615 shares of common stock authorized for issuance in connection with the 2013 Plan.  Certain options are eligible for exercise prior to vesting. Exercised but unvested shares are subject to repurchase by the Company at the initial exercise price.  In connection with the Company’s initial public offering, no further grants will be made under this plan and all remaining shares available for grant were transferred to the 2014 Equity Incentive Plan.

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

The Company has reserved 1,591,106 shares of its common stock to be issued under the 2014 Plan of which 876,430 shares were available for future issuance as of September 30, 2015.  Shares authorized will increase automatically on January 1 of each of 2015 through 2024 by the number of shares equal to 3.0% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31.  The Company’s Board may reduce the amount of the increase in any particular year.  The 2014 Plan authorizes the award of stock options, restricted stock awards, or RSAs, stock appreciation rights, or SARs, restricted stock units, or RSUs, performance awards and stock bonuses.

The following table summarizes stock option activity under the 2014 Plan for the period from January 1, 2015 through September 30, 2015:

			Average
		Weighted-	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic Value
	of Shares	Exercise Price	Term (in years)	(in thousands)
Outstanding at January 1, 2015	2,011,005	$6.75	9.5	$11,375
Granted	213,034	16.63
Exercised	(53,373)	5.92
Cancelled	—	—
Forfeited	(79,584)	7.50
Outstanding at September 30, 2015	2,091,082	$7.75	8.8	$20,725
Vested and expected to vest at September 30, 2015	2,003,058	$7.67	8.8	$20,002
Exercisable at September 30, 2015	810,606	$4.59	8.5	$10,481
Weighted-average grant date fair value of options granted during the nine months ended September 30, 2015	$10.69

As of September 30, 2015, there was $12.7 million of total unrecognized compensation expense related to options granted but not yet vested of which $2.5 million is attributable to non-employee awards and subject to re-measurement until vested.  The total unrecognized compensation expense of $12.7 million will be recognized as expense over a weighted-average period of 2.7 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of option awards with the following weighted-average assumptions, certain of which are based on industry comparative information, for the period indicated:

Nine Months Ended September 30, 2015
Risk-free interest rate	1.67%
Expected dividend yield	—%
Expected stock price volatility	74.41%
Expected term of options (in years)	5.84
Expected forfeiture rate	9.08%

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

•                  Expected forfeiture rate: The Company’s estimated annual forfeiture rate was 9.08%, based on historical forfeiture experience of its various employee groups.

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

Share-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Research and development	$463	$1,712	$1,807	$2,037
General and administrative	702	323	2,042	535
	$1,165	$2,035	$3,849	$2,572

The stock-based compensation expense for restricted stock is determined based on the estimated fair value of the Company’s common stock on the grant date of the awards applied to the total number of awards that are anticipated to vest. During 2013, the Company granted 264,189 restricted stock awards and as of December 31, 2014 there were 170,622 shares expected to vest over the next 3 years. During the nine months ended September 30, 2015, 49,536 restricted shares vested and the remaining 121,086 shares are expected to vest over the next 1.8 years. Stock-based compensation for restricted stock was de minimis at their original grant date.

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

As part of the agreement, the Company agreed to pay Array a fixed amount per month, based on Array’s commitment to provide full-time equivalents and other support relating to the conduct of the discovery and preclinical development programs.  See Note 8 for amounts the Company recorded in related-party research and development expenses.

Milestones

With respect to product candidates directed to TRK, including LOXO-101 and its back-up compounds, the Company could be required to pay Array up to $222 million in milestone payments, the substantial majority of which are due upon the achievement of commercial milestones.  With respect to product candidates directed to targets other than TRK, the Company could be required to pay Array up to $213 million in milestone payments, the substantial majority of which are due upon the achievement of commercial milestones. See Note 9 for subsequent event.

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

8.                                     Related Party Transactions

The Company recorded related-party research and development expenses of $7.7 million and $5.4 million for the nine months ended September 30, 2015 and 2014, respectively, for services provided by Array under a collaboration agreement.  The Company recorded related-party research and development expenses of $2.9 million and $2.4 million for the three months ended September 30, 2015 and 2014, respectively, for services provided by Array under a collaboration agreement. As of September 30, 2015, the Company had $0.9 million in prepaid expenses to Array under the collaboration agreement for services that will be provided in subsequent periods.

Dr. Lori Kunkel, a board member, has a consulting agreement with the Company to assist in the Company’s drug development process.  Dr. Kunkel is eligible to receive a maximum of $15,000 monthly for her consulting work.  Payments are expensed as incurred and recorded as a component of research and development expenses.  During the three and nine months ended September 30, 2015, the Company recognized expenses of $45,000 and $135,000, respectively, in accordance with the terms of the consulting agreement.  As of September 30, 2015, there was $15,000 included in accrued expenses to Dr. Kunkel.

9.                                     Subsequent Events

On October 6, 2015, the Company entered into an Office Lease Agreement (the “Lease”) with One Stamford Plaza Owner, LLC (the “Landlord”).

The Lease provides for a term of 84 months (the “Term”), commencing when the Landlord delivers the premise to the Company on or after December 18, 2015 and, unless otherwise terminated, continuing until December 31, 2022.

Pursuant to the Lease, annual base rent will be approximately $47.00 per square foot for the first year following the twelve month period from the commencement of the Term and is subject to annual increases of $1.00 per square foot. The base rent payments do not include the Company’s proportionate share of any operating expenses, including real estate taxes, for the premises.

On October 14, 2015, the Company announced the enrollment of the first patient in its Phase 2 basket trial of LOXO-101.  As a result of the enrollment, the Company incurred a $1.0 million milestone payment to Array.

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

Forward Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections.  This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties.  In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future.  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements.  Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain.  You should refer to the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements.  Furthermore, such forward-looking statements speak only as of the date of this report.  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

Loxo Oncology is a biopharmaceutical company innovating the development of highly selective medicines for patients with genetically defined cancers. Our pipeline focuses on cancers that are uniquely dependent on single gene abnormalities, such that a single drug has the potential to treat the cancer with dramatic effect. We believe that the most selective, purpose-built medicines have the highest probability of maximally inhibiting the intended target, thereby delivering best-in-class disease control and safety. Our management team seeks out experienced industry partners, world-class scientific advisors and innovative clinical-regulatory approaches to deliver new cancer therapies to patients as quickly and efficiently as possible.

LOXO-101

Pre-clinical research indicates that our lead product candidate, LOXO-101, is a potent and selective inhibitor of tropomyosin receptor kinase, or TRK, a family of signaling molecules that appear to play an important role in the development and perpetuation of certain cancers.  In September 2015 we announced that the United States Food and Drug Administration (FDA) granted Loxo orphan drug designation for LOXO-101 for treatment of patients with soft tissue sarcoma.

We are evaluating LOXO-101 in a Phase 1 dose escalation trial for patients with advanced solid tumors refractory to standard therapy, and we reported interim data at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics Meeting in Boston in November 2015.  As of the October 20, 2015 data cutoff date, 30 patients had been enrolled and treated, including six patients with cancers harboring TRK fusions. Three of the six patients with TRK fusion cancers had been on study sufficiently long for their first efficacy assessment, and all three had achieved an objective response at the first response assessment, as defined by standard RECIST criteria. All three of these patients remain in response and on study. The other three patients with TRK fusion cancers were recently enrolled and thus had not yet been evaluated for response as of the data cutoff date, though they all remain on study. LOXO-101 has been well tolerated, including the 100 mg twice-daily dose, which has been selected for Phase 2 study and has shown efficacy in TRK fusion patients. The majority of adverse events reported by investigators have been mild to moderate. A maximum tolerated dose (MTD) has not been defined, though near-term Phase 1 enrollment will focus on further characterizing the pharmacokinetics and safety of the 100 mg twice-daily dose dosing.

Our Phase 1 clinical trial of LOXO-101 is an open label, multicenter trial that has two stages: dose escalation and expansion.  The primary objectives of the dose escalation stage are to determine the maximum tolerated dose and the appropriate dose for further clinical investigation, as well as to determine the safety, tolerability and pharmacokinetic profile of orally administered LOXO-101.  Inclusion criteria is for patients with (1) locally advanced or metastatic adult solid tumor that has progressed or was nonresponsive to available therapies and for which no standard or available curative therapy exists, (2) an ECOG score, which measures disease progression, of 0 or 1 and (3) adequate hematologic, hepatic and renal function.  We began enrolling patients in our Phase 1 trial in May 2014.  We plan to present additional data from the ongoing Phase 1 study of LOXO-101 at a medical meeting in 2016.  We also plan to initiate a Phase 1 study of LOXO-101 in pediatric cancer patients, including an oral liquid formulation, in the first half of 2016.

In October 2015, we announced the initiation of our Phase 2 basket trial, a multicenter, international open label study in adult cancer patients whose tumors harbor TRK fusions. A basket trial is a type of clinical trial that seeks to enroll cancer patients with a common genetic feature, in this case, a TRK fusion. The LOXO-101 Phase 2 basket trial will enroll patients with TRK fusions into one of eight cohorts: non-small cell lung cancer, thyroid cancer, sarcoma, colorectal cancer, salivary gland cancer, biliary cancer, primary central nervous system tumors and all other solid tumor histologies. Available scientific evidence suggests that TRK fusions behave similarly across tumor types, but this approach allows for independent statistical analyses of each cohort for the purposes of evaluating efficacy or futility. The total size of the trial is not expected to exceed approximately 150 patients. In order to meet the criteria for enrollment, patients must have received prior standard therapy appropriate for their tumor type and stage of disease, or in the opinion of the investigator, would be unlikely to tolerate or derive clinical benefit from appropriate standard of care therapy. We have plans in place to collaborate with the clinical, laboratory, and molecular pathology communities in both academia and industry to ensure that that TRK fusion patients and their treating physicians are alerted to the LOXO-101 Phase 2 clinical trial, integrating trial recruitment into routine clinical practice.

In October 2015, we also announced the independent committee of the National Cancer Institute-Molecular Analysis for Therapy Choice (NCI-MATCH) clinical trial chose LOXO-101 as the sole, dedicated treatment arm for patients with TRK gene fusions. The NCI-MATCH trial will initially enroll 3,000 patients with tumor biopsies available for comprehensive genomic profiling and assign these patients to an appropriate targeted therapy arm based on the molecular abnormalities of each tumor. Over 700 trial sites in 48 states in the United States are currently open for enrollment.

Pre-clinical Programs

We are working on several pipeline programs in conjunction with our collaboration with Array BioPharma, Inc., or Array.  We have identified our Rearranged during Transfection, or RET, or Fibroblast Growth Factor Receptor, or FGFR, programs as the ones most likely to deliver our next Investigational New Drug, or IND, candidates. Activating fusions and mutations in RET have been identified across a range of cancer histologies. We are designing a highly specific RET inhibitor that optimizes on-target potency for RET fusions, activating mutations, and anticipated resistance mutations.Activating fusions and mutations in FGFR3 and FGFR2 have also been identified across a range of cancer histologies.  However, most small molecule FGFR inhibitors are functionally equipotent against isoforms FGFR1, FGFR2 and FGFR3, and are associated with metabolic and systemic toxicities that limit dose, duration of therapy and target engagement.  We are designing an FGFR1-sparing inhibitor that has the potential to avoid many of the side effects that have been endemic to the FGFR class.

We recently presented preclinical data at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics meeting in November 2015 in Boston, MA on both our RET and our FGFR preclinical programs. We are on track to initiate a Phase 1 study of our RET inhibitor in late 2016 or early 2017.

Since inception, we have incurred significant operating losses.  Our net loss for the nine months ended September 30, 2015 was $23.0 million, including approximately $15.8 million of total research and development expenses, and approximately $7.3 million of total general and administrative expenses.  We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the discovery, development and clinical trials of, and seek regulatory approval for and pursue potential commercialization of, our product candidates.  In addition, we will also incur additional expenses if and as we enter into additional collaboration agreements, acquire or in-license products and technologies, expand our collaboration with Array, establish sales, marketing and distribution infrastructure and/or expand and protect our intellectual property portfolio.

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

Liquidity

Our financial statements and related disclosures have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Accordingly, the financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.  We have not generated any revenues and have not yet achieved profitable operations.  There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.  In addition, development activities, clinical and preclinical testing, and commercialization of our products will require significant additional financing.  Our accumulated deficit at September 30, 2015 was approximately $54.0 million, and management expects to incur substantial and increasing losses in future periods.  Our ability to successfully pursue our business is subject to certain risks and uncertainties, including among others, uncertainty of product development, competition from third parties, uncertainty of capital availability, uncertainty in our ability to enter into agreements with collaborative partners, dependence on third parties, and dependence on key personnel.  We plan to finance future operations with a combination of proceeds from the issuance of equity, debt, licensing fees, and revenues from future product sales, if any.  We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our planned products.  We believe that our existing cash and cash equivalents and investments as of September 30, 2015 will be sufficient to enable us to continue as a going concern for a reasonable period of time beyond September 30, 2016.

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

Research and development activities are central to our business model.  Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.  As we advance our product candidates, we expect the amount of research and development costs will continue to increase for the foreseeable future.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014 (in thousands)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Change
	(unaudited)	(unaudited)
Operating expenses:
Research and development with related party	$2,874	$2,413	$461
Research and development	3,387	2,708	679
General and administrative	2,552	1,622	930
Total operating expenses and loss from operations	$(8,813)	$(6,743)	$(2,070)

Research and development expense with related party

Research and development expenses with related party were $2.9 million for the three months ended September 30, 2015, compared to $2.4 million for the three months ended September 30, 2014.  This increase was primarily related to additional full-time equivalents and other support dedicated to discovery, preclinical, and manufacturing activities at Array.

Research and development expense

Research and development expenses were $3.4 million for the three months ended September 30, 2015, compared to $2.7 million for the three months ended September 30, 2014.  The increase was primarily due to timing in which our clinical development efforts expanded during 2014 and into 2015 including site and patient enrollment in our Phase 1 and 2 clinical trials for LOXO-101.  We also increased our internal headcount during 2014 and into 2015.  As a result, we had increases in our clinical and preclinical costs, employment costs and other operating costs of $1.1 million, $0.5 million, and $0.3 million, respectively.  These increases were offset by a decrease of $1.2 million for stock-based compensation which was due to higher costs incurred during the three months ended September 30, 2014 based on the value of award grants and accelerated vesting of certain awards as well as expense variability for awards granted to non-employees.

General and administrative expense

General and administrative expenses were $2.6 million for the three months ended September 30, 2015, compared to $1.6 million for the three months ended September 30, 2014.  The increase was primarily due to increased costs associated with operating as a public company, including increases in our employment costs and stock-based compensation expense of $0.3 million and $0.4 million, respectively.  We also incurred increased professional fees related to product patents of $0.2 million.

Comparison of the Nine Months Ended September 30, 2015 and 2014 (in thousands)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Change
	(unaudited)	(unaudited)
Operating expenses:
Research and development with related party	$7,711	$5,395	$2,316
Research and development	8,095	4,543	3,552
General and administrative	7,331	3,612	3,719
Total operating expenses and loss from operations	$(23,137)	$(13,550)	$(9,587)

Research and development expense with related party

Research and development expenses with related party were $7.7 million for the nine months ended September 30, 2015, compared to $5.4 million for the nine months ended September 30, 2014.  This increase was primarily related to additional full-time equivalents and other support dedicated to discovery, preclinical, and manufacturing activities at Array.

Research and development expense

Research and development expenses were $8.1 million for the nine months ended September 30, 2015, compared to $4.5 million for the nine months ended September 30, 2014.  The increase was primarily due to timing in which our clinical development efforts expanded during 2014 and into 2015 including site and patient enrollment in our Phase 1 and 2 clinical trials for LOXO-101.  We also increased our internal headcount during 2014 and into 2015.  As a result we had increases in our clinical and preclinical costs, employment costs and other operating costs of $1.8 million, $1.5 million, and $0.5 million, respectively.  These increases were offset by a decrease of $0.2 million for stock-based compensation which was due to higher costs incurred during the nine months ended September 30, 2014 based on the value of award grants and accelerated vesting of certain awards as well as expense variability for awards granted to non-employees.

General and administrative expense

General and administrative expenses were $7.3 million for the nine months ended September 30, 2015, compared to $3.6 million for the nine months ended September 30, 2014.  The increase was primarily due to increased costs associated with operating as a public company including increases in our employment costs, stock-based compensation expense and other operating costs of $1.0 million, $1.5 million and $0.9 million, respectively.  We also incurred increased professional fees related to product patents of $0.3 million.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations.  We incurred a net loss of $23.0 million for the nine months ended September 30, 2015.  Net cash used in operating activities was $19.5 million during the nine months ended September 30, 2015.  At September 30, 2015, we had an accumulated deficit of $54.0 million, and working capital of $93.6 million.  We had cash, cash equivalents and investments of $93.4 million at September 30, 2015.  Historically, we have financed our operations principally through private placements of preferred stock and our initial public offering of common stock.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2015	2014
	(unaudited)	(unaudited)
Net cash (used in) provided by:
Operating activities	$(19,474)	$(12,070)
Investing activities	9,674	(14)
Financing activities	279	115,711
Net (decrease) increase in cash and cash equivalents	$(9,521)	$103,627

Net cash used in operating activities

Net cash used in operating activities was $19.5 million for the nine months ended September 30, 2015 and consisted primarily of a net loss of $23.0 million and a $0.6 million increase in our net operating assets.  The increase in our net operating assets was primarily due to the timing of payments related to our clinical and preclinical activities.  This activity was offset by noncash expenses of $4.1 million, primarily attributable to stock-based-compensation expense.

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

Net cash provided by (used in) investing activities

Net cash provided by investing activities for the nine months ended September 30, 2015 totaled $9.7 million and consisted primarily of $65.6 million of available-for-sale security purchases offset by $75.3 million proceeds from maturing available-for-sale securities.

Net cash used in investing activities for the nine months ended September 30, 2014 totaled $14,000.

Net cash provided by financing activities

Net cash provided by financing activities was $0.3 million for the nine months ended September 30, 2015, which was due to the proceeds from the exercise of stock options.

Net cash provided by financing activities was $115.7 million for the nine months ended September 30, 2014, which was primarily due to $43.2 million in net proceeds from the issuance of our redeemable convertible preferred stock and common stock and $72.4 million in net proceeds in connection with our initial public offering in August 2014. We also received $0.2 million in proceeds from stock option exercises.

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

We believe that, based upon our current operating plan, our existing capital resources, together with the net proceeds from our offering and the concurrent private placement, will be sufficient to fund our anticipated operations into 2017 including the development of LOXO-101 into the Phase 2 basket trial, as well as discovery and development activities through IND application for one additional product candidate, with additional resources available for other discovery and development activities.  However, we anticipate that we will need to raise substantial additional capital in the future to fund our operations.  In order to meet these additional cash requirements, we may incur debt, license certain intellectual property and seek to sell additional equity or convertible securities that may result in dilution to our stockholders.  If we raise additional funds through the issuance of equity or convertible securities, these securities could have rights or preferences senior to those of our common stock and could contain covenants that restrict our operations.  There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all.  Our future capital requirements will depend on many factors, including:

•                  the progress and results of the clinical program for LOXO-101;

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

Contractual Obligations and Commitments

In October 2015, the Company entered into an Office Lease Agreement (the “Lease”) with One Stamford Plaza Owner, LLC (the “Landlord”), pursuant to which the Company will lease approximately 13,400 square feet of space located on the 9th Floor at 281 Tresser Boulevard in Stamford, Connecticut, also known as Two Stamford Plaza (the “Premises”).

The Lease provides for a term of 84 months (the “Term”), commencing when the Landlord delivers the Premise to the Company on or after December 18, 2015 and, unless otherwise terminated, continuing until December 31, 2022.

Pursuant to the Lease, annual base rent will be approximately $47.00 per square foot for the first year following the twelve month period from the commencement of the Term and is subject to annual increases of $1.00 per square foot. The base rent payments do not include the Company’s proportionate share of any operating expenses, including real estate taxes, for the Premises.

Array Collaboration Agreement

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

As part of the agreement, we agreed to pay Array a fixed amount per month, based on Array’s commitment to provide full-time equivalents and other support relating to the conduct of the discovery and preclinical development programs.  We recorded related-party research and development expenses of $7.7 million and $5.4 million for the nine months ended September 30, 2015 and 2014, respectively, for services provided by Array under a collaboration agreement.

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

On October 14, 2015, the Company announced the enrollment of the first patient in its Phase 2 basket trial of LOXO-101.  As a result of the enrollment, the Company incurred a $1.0 million milestone payment to Array.

Royalties

We are required to pay Array mid-single digit royalties on worldwide net sales of products.  With respect to the royalty on products directed to targets other than TRK, we have the right to credit certain milestone payments against royalties on sales of products directed to such target.

Off-Balance Sheet Arrangements

Through September 30, 2015, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by Item 3.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on our evaluation, we concluded that our disclosure controls and procedures as of September 30, 2015 are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our third fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses.  Our net loss was $20.7 million and $23.0 million for the year ended December 31, 2014 and the nine months ended September 30, 2015, respectively.  As of September 30, 2015, we had an accumulated deficit of $54.0 million.  We have focused primarily on our discovery collaboration with Array and developing our product candidates.  We have recently initiated clinical development of our lead product candidate, LOXO-101, and expect that it will be many years, if ever, before we have a product candidate ready for commercialization.  To date, we have financed our operations primarily through private placements of our convertible preferred stock and our initial public offering.  We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.  The net losses we incur may fluctuate significantly from quarter to quarter.  We anticipate that our expenses will increase substantially if and as we:

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

Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.

We are a clinical development company.  We were incorporated in May 2013 and commenced operations in the third quarter of 2013. We rely on our collaboration with Array and other third parties to provide discovery and preclinical development capability.  Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and conducting product development activities for LOXO-101, which we recently advanced into clinical trials, and other product candidates.  We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization.  Medicines, on average, take ten to 15 years to be developed from the time they are discovered to the time they are available for treating patients.  Consequently, any predictions about our future success or viability based on our short operating history to date may not be as accurate as if we had a longer operating history.

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

We believe that, based upon our current operating plan, our existing capital resources will be sufficient to fund our anticipated operations into 2017, including development of LOXO-101 into the Phase 2 basket trial, as well as discovery and development activities through IND for one additional product candidate, with additional resources available for other discovery and clinical development activities.  Our future capital requirements will depend on many factors, including:

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

Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of LOXO-101, for which we have initiated Phase 1and Phase 2 clinical trials in patients in advanced solid tumors.  As a result, our business is substantially dependent on our ability to complete the development of and obtain regulatory approval for LOXO-101.

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

We have only recently commenced clinical development of our lead product candidate LOXO-101 and the risk of failure for all of our product candidates is high.  Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans.  Clinical testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain.  Failure can occur at any time during the clinical trial process.  Further, the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results.  For example, the interim data we have presented from our ongoing Phase 1 dose escalation clinical trial of LOXO-101, including evaluations of efficacy of a small number of patients, may not predict the final results of that clinical trial or the results of later-stage clinical trials, including our Phase 2 basket trial or other clinical trials we may conduct.  Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.  It is difficult to accurately predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval.

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

In order to execute on our strategy of advancing the clinical development of our product candidates, we have designed our existing Phase 1 and Phase 2 clinical trials of LOXO-101, and expect to design future trials, to include patients whose tumors harbor the applicable genetic alterations that we believe contribute to cancer.  Our goal in doing this is to enroll patients who have the highest probability of responding to the drug, in order to show early evidence of clinical efficacy.  If we are unable to include patients whose tumors harbor the applicable genetic alterations, or if our product fails to work as we expect, our ability to assess the therapeutic effect, seek participation in FDA expedited review and approval programs, including Breakthrough Therapy, Fast Track Designation, Priority Review and Accelerated Approval, or otherwise to seek to accelerate clinical development and regulatory timelines, could be compromised, resulting in longer development times, larger trials and a greater likelihood of not obtaining regulatory approval.  In addition, because the natural history of different tumor types is variable, we will need to study our product candidates, including LOXO-101, in clinical trials specific for a given tumor type and this may result in increased time and cost.

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

Additional or more severe side effects may be identified in our ongoing Phase 1 dose escalation trial, our Phase 2 basket trial or in future clinical studies.  These or other drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims.  Many compounds developed in the biopharmaceutical industry that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound.  Any of these occurrences may harm our business, financial condition and prospects significantly.

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

As one of the central elements of our business strategy and clinical development approach, we often seek to screen and identify subsets of patients with a genetic alteration who may derive meaningful benefit from our development product candidates.  To achieve this, our product development programs can be dependent on the development and commercialization of a companion diagnostic by us or by third- party collaborators.  Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices.  For example, for LOXO-101, we are working with collaborators to develop an appropriate companion diagnostic.  Each agency that approves a product will independently need to approve the companion diagnostic before or concurrently with its approval of the product candidate, and before a product can be commercialized.  The approval of a companion diagnostic as part of the product label will limit the use of the product candidate to only those patients who express the specific genetic alteration it was developed to detect.  We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all.

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

Our product candidates must be approved by the FDA pursuant to a new drug application, or NDA, in the United States and by the European Medicines Agency, or EMA, and similar regulatory authorities outside the United States prior to commercialization.  The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved.  Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate.  We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction.  We have little experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process.  Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy.  Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities, among other requirements.  Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.  Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies.  For example, basket trials such as our Phase 2 trial of LOXO-101 are relatively novel trial designs and the FDA does not have significant experience with such trials.  We cannot assure you that the agency will accept a registrational basket trial or that we will be able to obtain broad approval for LOXO-101 across cancers with TRK fusions on the basis of one or more basket trials, if at all.  In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate.  Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may also cause delays in or prevent the approval of an application.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs.  Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a disease with a patient population of fewer than 200,000 individuals in the United States. LOXO-101 was granted orphan drug status for the treatment of soft tissue sarcoma. There can be no assurance that any other product candidate will be granted orphan drug status in the future.

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

Orphan Drug Exclusivity of LOXO-101 or another product candidate may not effectively protect the product candidate from competition because different drugs can be approved for the same condition.  Even after an orphan drug is approved, the FDA can subsequently approve a different drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

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

We will rely on third-party clinical research contractors and organizations, to conduct our ongoing clinical trials of LOXO-101; and we will rely on third party contractors, clinical data management organizations, independent contractors, medical institutions and clinical investigators to conduct our clinical trials beyond our current trials, and for our clinical trials for other development molecules.  These agreements may terminate for a variety of reasons, including a failure to perform by the third parties.  If we needed to enter into alternative arrangements, our product development activities could be delayed.

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

We are an early-stage clinical development company with a limited operating history and, as of September 30, 2015, had only fifteen employees and three executive officers.  We are highly dependent on the research and development, clinical and business development expertise of Joshua H. Bilenker, M.D. our President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical team.  Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time.  We do not maintain “key person” insurance for any of our executives or other employees.

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

As of September 30, 2015, our executive officers and directors, combined with our stockholders who individually own more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 70.6% of our capital stock.  As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs.  For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.  This concentration of ownership control may:

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

As of September 30, 2015, there were 876,430 shares of our common stock available for future grant under our 2014 Equity Incentive Plan.  Additionally, as of September 30, 2015, there were outstanding options to purchase up to 2,091,082 shares of our common stock.  Any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.  Where so indicated by footnote, exhibits that were previously filed are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit Number	Description

10.01*	Office Lease Agreement by and between One Stamford Plaza Owner, LLC, and the Registrant, dated as of October 6, 2015

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

Date: November 10, 2015

LOXO ONCOLOGY, INC.

	By:	/s/ JOSHUA H. BILENKER, M.D.
Joshua H. Bilenker, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2015

LOXO ONCOLOGY, INC.

	By:	/s/ JENNIFER BURSTEIN
Jennifer Burstein
Vice President of Finance
(Principal Accounting Officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.01*	Office Lease Agreement by and between One Stamford Plaza Owner, LLC, and the Registrant, dated as of October 6, 2015

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(2)	XBRL Report Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema Document

101.CAL(2)	XBRL Taxonomy Calculation Linkbase Document

101.LAB(2)	XBRL Taxonomy Label Linkbase Document

101.PRE(2)	XBRL Presentation Linkbase Document

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document

*      Filed herewith.

(1)         The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section.  Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.