Form 10-K
period 2015-12-31
Loxo Oncology, Inc.
filed 2016-03-15
CIK 1581720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-36562

LOXO ONCOLOGY, INC.

(Exact name of Registrant as specified in its charter)

Delaware	46-2996673
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

281 Tresser Blvd., 9th Floor Stamford, CT	06901
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including area code: (203) 653-3880

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 Par Value Per Share	The NASDAQ Stock Market LLC (Nasdaq Global Market)

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☐  No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “Smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated Filer  ☐    Accelerated Filer  ☒    Non-accelerated Filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2015 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price of $18.03 of the Registrant’s common stock as reported on the NASDAQ Global Market, was approximately $152.8 million.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 29, 2016
Common stock, $0.0001 par value per share	19,651,064 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved.

Designated portions of the Proxy Statement relating to the 2016 Annual Meeting of the Stockholders (the “Proxy Statement”): Part III (Items 9, 10, 11, 12, and 13), to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2015. Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

We identify and prioritize our targets in two ways. First, we use reported clinical trial data to assess the response signals of drugs in development and identify those that show promise but also demonstrate drug-specific limitations such as poor absorption, poor distribution or unwanted side effects. Second, we evaluate academic research to uncover novel targets with emerging validation. Once the target is identified, we then employ advanced third-party technology to develop product candidates intended to have enhanced target engagement and specificity. We implement a stepwise approach to clinical development designed to reduce risk and identify response signals early in development. In early-stage trials we plan to evaluate our product candidates in well-defined patient populations and believe that this gives us a higher likelihood of demonstrating a clinical benefit. This approach allows for the possibility of rapid clinical development and expedited regulatory strategies. We intend to develop companion diagnostics when appropriate, with the help of technology partners, to identify patients whose tumors harbor relevant genetic alterations.

To build a pipeline of targeted therapeutics, we entered into a multi-target collaboration with Array BioPharma Inc., or Array, to leverage its expertise in building highly selective and potent kinase inhibitors. The collaboration was designed around a broad list of targets to give us the flexibility to prioritize the most promising of these targets for advancement into clinical development. We believe that this collaboration allows us to develop multiple targeted therapeutics in a rapid and capital-efficient manner.  We retain worldwide commercial rights for all of our product candidates.

Our Strategy

Our goal is to translate key scientific insights relating to underlying oncogenic drivers into the development of potent and highly selective therapeutics. To execute our strategy, we intend to:

•                  Rapidly advance our lead product candidate LOXO-101 through clinical development.  LOXO-101, which we believe is the only selective TRK inhibitor currently in clinical development, is being evaluated in a global Phase 2 multi-center basket study in patients with solid tumors that harbor TRK gene fusions. LOXO-101 is also being evaluated in an ongoing multicenter, open-label, Phase 1 study in adult subjects with advanced solid tumors that have progressed or are non-responsive to available therapies and for which no standard or available curative therapy exists, as well as in a Phase 1 trial in pediatric patients with advanced solid or primary central nervous system (CNS) tumors.

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

•                  Conduct international clinical and regulatory programs to support our global approval and commercialization strategy.  We retain worldwide commercial rights to our product candidates. Cancer is a global disease and we are pursuing clinical and regulatory programs for approval in the United States and internationally. Our plan is to establish a focused oncology commercial organization in the United States and strategically evaluate commercial partnership opportunities internationally.

•                  Leverage our business model to maximize the value of our current external collaboration while remaining open to additional collaboration opportunities.  Our capital-efficient business model uses our biology insights paired with the chemistry expertise of our collaboration partner to unlock new therapeutic opportunities. We have illustrated the promise of this model through the rapid advancement of our lead product candidate, LOXO-101, for which we submitted an IND eight months after signing our initial collaboration agreement with Array and initiated a Phase 2 trial twenty months thereafter. Our model allows us to avoid the time, expense and operational challenges of building our own candidate discovery capability.

Background on Cancer

Cancer is the second-leading cause of death in the United States. The American Cancer Society estimates that in 2016 there will be approximately 1.69 million new cases and approximately 595,000 deaths from cancer in the United States. Cancer originates from defects in the cell’s genetic code, or DNA, which disrupt the mechanisms that normally prevent uncontrolled cell growth, invasion and programmed cell death. Increasingly, doctors are using diagnostic tests that identify these genetic defects in order to select better treatment options. As genetic testing in cancer becomes more routine, we are learning that cancers arising in diverse sites in the body may share the same type of genetic alterations.

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

Targeted Therapies and Oncogene Addiction.  The dissemination of approved and experimental targeted therapies into large populations revealed that some patients had particularly robust responses to these therapies. This observation was consistent with lab evidence that some tumors, despite having many measurable genetic alterations, are primarily dependent on a single activated kinase for their growth and survival advantage. This makes the cancer highly susceptible to small molecule inhibitors. Often described as an oncogenic driver mutation or a dominant activating mutation, oncogene addiction is a term used to describe a tumor’s particular dependence on a specific mutation. Oncogene addiction has become an important concept in clinical development because patients with tumors governed by this behavior typically show rapid and measurable tumor shrinkage when exposed to drugs targeting the relevant alteration. These responses can be sufficiently dramatic in some cases to support expedited regulatory approval for these targeted therapies.

Kinase inhibitors against epidermal growth factor (EGFR) in stage IV lung cancer provide an informative case study regarding the importance of identifying oncogenic drivers in enabling more efficient drug development and improving clinical care.  In 2004, researchers first discovered that a subset of lung cancer was caused by a genetic defect in EGFR.  Drugs called erlotinib (Tarceva™ and gefitinib (Iressa™), which target EGFR, were in development for lung cancers of unknown mutation status.  Investigators learned that patients with mutations in EGFR receiving Tarceva™ or Iressa™ experienced a much higher response rate, defined as the proportion of patients with meaningful tumor shrinkage on their clinical imaging scans, than unselected patients. Patients with EGFR mutations have a response rate in the 65% range, as opposed to the 10% range noted in unselected lung patients. Tarceva™ is currently approved in the United States as first-line treatment for non-small cell lung cancer patients with EGFR mutations, afatinib (Gilotrif™) is currently approved in the United States for patients with metastatic non-small cell lung cancer with specific EGFR mutations, and in November 2015, the FDA granted accelerated approval to osimertinib (Tagrisso™) for the treatment of patients with metastatic non-small cell lung cancer whose tumors have a specific EGFR mutation, T790M, and whose disease has progressed on or after treatment with a prior EGFR-blocking therapy

Inhibitors of other kinases associated with oncogenic driver gene mutations have shown compelling clinical effects in patients.  For example, kinases with the gene name acronyms ABL, BRAF, and ALK can also be altered in gastrointestinal stromal tumors and chronic myelogenous leukemia.  The drugs crizotinib (Xalkori™), ceritinib (Zykadia™), vemurafenib (Zelboraf™), imatinib (Gleevec™), dasatinib (Sprycel™), and alectinib (Alecensa™) have been successfully developed against these oncogenic drivers.

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

Loxo Oncology Strengths

Management

Our management team is critical to our target identification, evaluation, selection and qualification as well as our clinical development processes. This team has significant collective experience leading the discovery, development and regulatory approval of therapeutics, including significant operational and financial experience with emerging biotechnology companies.

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

•                  Ross L. Levine, M.D., an Associate Member at Memorial Sloan Kettering Cancer Center, focuses on the molecular genetics of myeloid malignancies. His research contributed to the development of Foundation Medicine’s hematologic panel.

•                  Ben Ho Park, M.D., Ph.D., an Associate Professor of Oncology at Johns Hopkins University School of Medicine, focuses on validating novel genetic targets, with a particular interest in breast cancer.

•                  David B. Solit, M.D., a Director in the Center for Molecular Oncology at Memorial Sloan Kettering Cancer Center, focuses on the development of cancer therapies that target pathways responsible for cancer initiation and progression. He leads a multidisciplinary team focused on translating novel molecular insights into routine clinical practice.

Product Candidates

LOXO-101

Overview.  LOXO-101 is an oral, selective inhibitor of the TRK family that we are developing for the treatment of tumors with TRK alterations. TRK has been implicated in diverse tumor types such as lung cancer, head and neck cancer, melanoma, colorectal cancer, sarcoma, and breast cancer. We selected LOXO-101 from a portfolio of Array TRK inhibitors that had distinct chemical scaffolds and were initially developed to treat pain, a setting in which positive efficacy signals had been seen with antibodies targeting the TRK pathway. As a result of the initial focus on a pain indication, the TRK inhibitors were designed for both potency and specificity. In purified enzyme inhibition studies, LOXO-101 has demonstrated potent inhibition activity against TRKA, TRKB and TRKC at low nanomolar concentration levels. These studies also demonstrated that LOXO-101 was highly selective as it was not a strong inhibitor of any other tested kinase.

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

TRK Biology.  TRK plays important roles in neuronal development, including the growth and function of neuronal synapses, memory development and maintenance and the protection of neurons after ischemia or other injuries. TRK expression decreases after birth in most tissues and in adults expression is restricted primarily to cells of neural crest with a low level of expression under normal conditions. More recently, the role of TRK in non-neural tissues has also been recognized; these tissues include the kidney, prostate, B-lymphocytes, eosinophils, marrow-derived endothelial precursors (involving heart, muscle and ovary) and embryonic stem cells. Three high-affinity TRK receptors have been identified: TRKA, TRKB and TRKC. These proteins are encoded by the NTRK1, NTRK2 and NTRK3 genes, respectively.

Multiple downstream pathways believed to be important in cancer are stimulated by activated TRK receptors, including the PI3-kinase, phospholipase C-gamma, and MAP-kinase pathways. Drugs targeting some of these pathways have demonstrated clinical activity in the treatment of cancer.

The Role of TRK in Cancer.  TRK has been widely implicated in multiple cancer types and research suggests that the genes that code TRK are frequently involved in fusion events, or the abnormal connection of two genes. Fusion events can result in pathologic activation of cellular growth and proliferation pathways. The first TRK fusion kinases that were discovered in solid tumors involved the NTRK1 gene in colon cancer. In 2002, fusion kinases involving NTRK3 were identified in secretory breast carcinoma, a rare subtype of breast cancer. More recently, research has uncovered multiple other instances of fusions involving the genes that code TRK. For example, scientists identified NTRK1 gene fusions as oncogenic in lung adenocarcinomas in 2013. We believe that the growing body of scientific literature suggesting the presence of NTRK fusions suggests a possible dependency for cellular proliferation and survival, or an oncogenic addictive role, across multiple cancers. The following table summarizes NTRK fusions that have been described in the scientific literature, although it should be noted that limited data exist for the incidence of NTRK fusions:

Frequency of NTRK Fusions in Multiple Tumor Types

Estimated frequency
Gene Fusion	Cancer	<5%	5-25%	>75%
NTRK1	Papillary thyroid cancer		✓
NTRK1	Spitz neoplasms nevi		✓
NTRK1	Glioblastoma	✓
NTRK1	Intrahepatic cholangiocarcinoma	✓
NTRK1	Lung large cell neuroendocrine cancer	✓
NTRK1	Sarcoma	✓
NTRK2	Astrocytoma	✓
NTRK3	Mammary analogue secretory carcinoma (MASC) of the salivary glands			✓
NTRK3	Secretory breast carcinoma			✓
NTRK3	Infantile fibrosarcoma			✓
NTRK3	Congenital mesoblastic nephroma		✓
NTRK3	Papillary thyroid cancer (post-radiation exposure)		✓
NTRK3	Acute myeloid leukemia	✓
NTRK3	Breast invasive carcinoma	✓
NTRK3	Gastrointestinal stromal tumors	✓
NTRK3	Papillary thyroid cancer	✓
NTRK3	Skin cutaneous melanoma	✓
NTRK1/2	Lung adenocarcinoma	✓
NTRK1/3	Colorectal cancer	✓
NTRK2/3	Brain low-grade glioma	✓
NTRK2/3	Head and neck squamous cell carcinoma	✓
NTRK1/2/3	Pontine glioma		✓

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

LOXO-101 Pharmacology.  Key findings from preclinical testing of LOXO-101 are listed below. Several in vitro analyses, in vivo xenograft studies and safety analyses in mice, rats, dogs and monkeys informed the following:

•                  LOXO-101 is a highly selective and potent inhibitor of TRKA, TRKB and TRKC.

•                  In animal studies LOXO-101 demonstrated good oral bioavailability, moderate protein binding and distribution into tissues, which together, provide unbound plasma concentration at the target.

•                  LOXO-101 does not distribute significantly into the brain, resulting in low central nervous system exposure and therefore reducing the potential for central neurotoxicity.

•                  Onset of target engagement in animal models within two hours suggesting the potential for rapid inhibition of target.

•                  LOXO-101 is not a significant inhibitor or inducer of cytochrome P450 3A4 isoenzyme, or CYP3A4; therefore, there may be reduced risk of drug interactions.

From these findings we concluded that LOXO-101 has strong pharmaceutical potential and that it was appropriate to advance this product candidate into clinical development. We believe that these characteristics of LOXO-101 may allow us to achieve greater inhibition of the TRK target in humans and improve patient outcomes.

Preclinical Efficacy.  In xenograft models, LOXO-101 demonstrated significant anti-tumor activity. A xenograft is created by implanting a human tumor cell line into an immune-compromised mouse. This xenograft model was engineered to express a TRKA variant that results in pathologic activation of cellular growth and proliferation pathways. We treated mice with three different doses either once a day, or QD, or twice a day, or BID, for 14 days and compared this activity to a control group. As shown in the figure below, tumors showed response at all doses, with doses totaling 60 mg/kg or more per day showing disease stabilization, which extended through cessation of dosing. LOXO-101 was well-tolerated, causing no body weight loss and no drug-related deaths. The antitumor activity of LOXO-101 is displayed in the figure below:

Inhibition of Xenograft Tumor Growth

In the same TRKA-driven mouse xenograft model, we dosed mice with LOXO-101 (100 mg/kg twice daily), Xalkori™ (50 mg/kg twice daily), or vehicle orally for eight days. Mice treated with LOXO-101 demonstrated significant inhibition of tumor growth relative to the control, whereas Xalkori™, an FDA approved ALK inhibitor with weak TRKA activity, did not have a measurable effect. The antitumor activity of LOXO-101 is displayed in the figure below:

Inhibition of TRKA-Driven Tumor Growth in Mice Treated with LOXO-101 or Xalkori™

Preclinical Safety.  We believe LOXO-101 has a favorable therapeutic index, as animal studies show that the drug was well-tolerated at anticipated human exposure levels.

Clinical Development.  We are evaluating LOXO-101 in a Phase 1 dose escalation trial in up to approximately 108 patients with advanced solid tumors refractory to standard therapy. The primary endpoints of this open label, multicenter, dose escalation trial include safety assessments, determining the maximum tolerated dose and identifying the appropriate dose for further clinical investigation. Secondary endpoints include pharmacokinetic assessments of orally administered LOXO-101, evaluation of tumor response and, if feasible based on the data, duration of response.  Adult patients are eligible provided they meet our eligibility criteria, including (1) locally advanced or metastatic adult solid tumor that has progressed or was nonresponsive to available therapies and for which no standard or available curative therapy exists, (2) an ECOG score, which measures disease progression, of 0, 1 or 2, with life expectancy of at least 3 months and (3) adequate hematologic, hepatic and renal function. We began enrolling patients in our Phase 1 trial in May 2014. Additional patient cohorts may be enrolled in an expansion phase of this trial to better characterize safety and efficacy in patients with specific abnormalities in the NTRK genes or proteins. We reported interim data for this trial at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics Meeting in Boston, MA in November 2015.

As of October 20, 2015, 30 patients with advanced cancer had been enrolled and treated at five dose levels: 50 mg daily dose, 100 mg daily dose, 100 mg twice-daily dose, 150 mg twice-daily dose, and 200 mg daily dose. The median age of these patients is 55 years old (ranging from 28-76 years old) and the median number of prior treatments was three (ranging from 0-11).

LOXO-101 Interim Phase 1 Safety Data.   As of October 20, 2015, in the 30 patients treated adverse events were reported regardless of attribution to study drug. Adverse events were generally consistent with those described as of the prior data cutoff of March 26, 2015, and included fatigue (33 percent), dizziness (30 percent), anemia (20 percent) and nausea (20 percent). Grade 3 adverse events reported included fatigue, anemia, abdominal pain, increased liver enzymes, delirium and syncope. No Grade 4 adverse events were reported. One patient withdrew from the study due to an adverse event. The frequency of toxicities did not correlate with dose level.

LOXO-101 Interim Phase 1 Efficacy Data.  As of October 20, 2015, six patients with cancers harboring TRK fusions had been enrolled, representing a broad range of tumor types: mammary analogue secretory cancer of the salivary glands, or MASC, soft tissue sarcoma, gastrointestinal stromal tumor, thyroid carcinoma, and non-small cell lung cancer. Three patients had been evaluated for the secondary endpoint of tumor response, all of which had achieved an objective partial response, under Response Evaluation Criteria in Solid Tumors RECIST criteria, version 1.1, at the first response assessment.  These responses included: 1) a patient with soft tissue sarcoma harboring an LMNA-NTRK1 fusion on study for greater than eight months at a 100 mg twice-daily dose (a confirmed partial response) (this patient was the subject of a peer-reviewed research brief published in Cancer Discovery in July 2015); 2) a patient with a gastrointestinal stromal tumor, or GIST, harboring an ETV6-NTRK3 fusion on study for greater than four months at a 150 mg twice-daily dose (a confirmed partial response); and 3) a patient with a MASC tumor harboring an ETV6-NTRK3 fusion on study for greater than three months at a 100 mg twice-daily dose (an unconfirmed partial response). All three of these responding patients remained in response and on study as of October 20, 2015. The other three patients (thyroid carcinoma, non-small cell lung cancer, MASC) had been recently enrolled and were not yet evaluable for efficacy as of the data cutoff date. Of the 24 patients with cancers not harboring TRK fusions, none achieved an objective response. Of those patients, three patients remained on study, 17 patients were off study due to disease progression, two patients were off study due to withdrawn consent, one patient was off study due to non-compliance, and one patient was off study due to an adverse event.

The 100 mg twice-daily dose, which was administered to two of the three evaluable TRK fusion patients, has been selected for Phase 2 study. A maximum tolerated dose, or MTD, has not been defined, though near-term enrollment in our ongoing Phase 1 trial will focus on further characterizing the pharmacokinetics and safety of the 100 mg twice-daily dose. Updated clinical data from the ongoing LOXO-101 Phase 1 trial were accepted for oral plenary session presentation at the 2016 American Association for Cancer Research (AACR) Annual Meeting in New Orleans, taking place April 16-20, 2016. This presentation will be an update to data presented at the AACR-NCI-EORTC meeting in November 2015, with a focus on enrolled patients with TRK fusions.

LOXO-101 Phase 2 Basket Study.  In October 2015, we announced the initiation of our Phase 2 basket trial, a multicenter, international open label study in adult cancer patients whose tumors harbor TRK fusions, with the treatment of our first study subject. A basket trial is a type of clinical study that seeks to enroll cancer patients with a common genetic feature, in this case, a TRK fusion, as opposed to patients with a particular type of cancer. The LOXO-101 Phase 2 basket trial is enrolling patients with TRK fusions into one of eight cohorts: non-small cell lung cancer, thyroid cancer, sarcoma, colorectal cancer, salivary gland cancer, biliary cancer, primary central nervous system tumors and all other solid tumor types. Available scientific evidence suggests that TRK fusions behave similarly across tumor types, but this approach allows for independent statistical analyses of each cohort for the purposes of evaluating efficacy or futility. The total size of the trial is not expected to exceed approximately 151 patients. In order to meet the criteria for enrollment, patients must have received prior standard therapy appropriate for their tumor type and stage of disease, or in the opinion of the investigator, would be unlikely to tolerate or derive clinical benefit from appropriate standard of care therapy. During this trial, LOXO-101 is administered orally as a single agent at 100 mg twice-daily continuously in 28-day cycles. The primary endpoint of the trial is the overall response rate to LOXO-101, as measured by the proportion of subjects with best overall confirmed response of complete response or partial response by RECIST version 1.1, or Response Assessment in Neuro-Oncology RANO criteria, as appropriate. Secondary endpoints include duration of response, the proportion of subjects that have any tumor regression as a best response, progression-free survival, overall survival, safety and tolerability. We have plans in place to collaborate with the clinical, laboratory, and molecular pathology communities in both academia and industry to ensure that that TRK fusion patients and their treating physicians are alerted to the LOXO-101 Phase 2 clinical trial, integrating trial recruitment into routine clinical practice.

LOXO-101 Inclusion in NCI-MATCH Study. In October 2015, we also announced that the independent committee of the National Cancer Institute-Molecular Analysis for Therapy Choice, or NCI-MATCH, clinical trial chose LOXO-101 as the sole, dedicated treatment arm for patients with TRK gene fusions. The primary endpoint for NCI-MATCH is the objective response rate, defined as the percentage of patients whose tumors have a complete or partial response to treatment. The NCI-MATCH trial plans to initially enroll about 3,000 patients with tumor biopsies available for comprehensive genomic profiling and assign these patients to an appropriate targeted therapy arm based on the molecular abnormalities of each tumor. We anticipate that the NCI will activate the TRK fusion arm of this study later in 2016. As part of the agreement between Loxo and NCI, Loxo will have access to data generated through this study which may be supportive as part of a future NDA filing.

LOXO-101 Phase 1 Pediatric Study.  In December 2015, we announced the initiation of a Phase 1 multicenter, open-label trial of LOXO-101 in pediatric patients with advanced solid or primary central nervous system (CNS) tumors, with the treatment of our first study subject. We plan to open as many as 15 clinical sites in the U.S. and enroll at least 36 patients. In the dose-escalation phase, LOXO-101 will be administered orally twice daily, with the initial starting dose level intended to match the pharmacokinetic exposures of the 100 mg twice daily dose that is currently being employed in the LOXO-101 Phase 2 basket trial in adult patients. The actual dose for each patient will depend on the patient’s body size and age. The trial will utilize a liquid formulation of LOXO-101 designed specifically for pediatric patients unable to swallow capsules; a capsule dosage form option will be available as well. The primary objective of the trial is to explore the safety of LOXO-101. Secondary objectives include the characterization of pharmacokinetic properties, the identification of the maximum tolerated dose and/or the Phase 2 dose, a description of antitumor activity, and a description of pain and health related quality of life impact. Some pediatric cancers are pathognomonically defined by TRK fusions and others are highly enriched for the presence of TRK fusions. In line with our mission to enable clinical trial access to as many TRK fusion patients as possible, we view pediatric clinical development as an important forethought, not afterthought, in the clinical development plan for LOXO-101.

Orphan Drug Status. In September 2015 we announced that the United States Food and Drug Administration, or the FDA, granted LOXO-101 orphan drug designation for the treatment of soft tissue sarcoma.

In January 2016, we announced that the European Commission designated LOXO-101 as an orphan medicinal product for treatment of patients with soft tissue sarcoma.

Preclinical Product Pipeline

We are working on several pipeline programs in conjunction with our collaboration with Array.

Acquired resistance to targeted therapies has proven to be an important component of long-term cancer care and targeted therapy drug development. In anticipation of potential resistance to LOXO-101, and in light of recent published literature regarding emerging mechanisms of resistance to TRK inhibition, we are developing our next-generation selective TRK inhibitor, LOXO-195, which is capable of addressing potential mechanisms of acquired resistance that may emerge in patients receiving LOXO-101 or multikinase inhibitors with anti-TRK activity. With the LOXO-195 program, we have an opportunity to strengthen our leadership position in the field of TRK inhibition and clinically extend the duration of disease control for patients with TRK-driven cancers.  We will begin IND-enabling activities in 2016 that should enable initiation of a LOXO-195 Phase 1 study in 2017.

We have identified our Rearranged during Transfection, or RET, program as the one most likely to deliver our next IND candidate. RET is a tyrosine kinase receptor that binds the glial cell line-derived neurotrophic factor (GDNF) ligand family and contributes to the development of the nervous system and kidneys.  Activating fusions and mutations in RET have been identified across a range of cancer types, including lung, thyroid, breast and colon cancers.  There are case reports and case series of patients with RET gene alterations demonstrating preliminary anti-tumor activity in experimental trials of kinase inhibitors with anti-RET activity.  We are designing a highly specific RET inhibitor that is intended to optimize on-target potency for RET fusions, activating mutations, and anticipated resistance mutations.

We are also designing an FGFR1-sparing FGFR inhibitor that has the potential to avoid many of the side effects that have been endemic to the FGFR class.  The FGFR family of receptors consists of four isoforms with tyrosine kinase domains, numbered one through four (1-4), which play important roles in embryonic development and adult angiogenesis, hormone regulation, and renal function.  Fusions, point mutations, and gene amplifications in individual isoforms of the FGFR family have been associated with distinct cancer types in patients, and preliminary anti-tumor activity has been demonstrated in genitourinary, lung, and breast cancers in experimental trials of kinase inhibitors with anti-FGFR activity. However, most small molecule FGFR inhibitors are functionally equipotent against isoforms FGFR1, FGFR2 and FGFR3, and are associated with metabolic and systemic toxicities that limit dose, duration of therapy and target engagement.

We presented preclinical data at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics meeting in November 2015 in Boston, MA on both our RET and our FGFR preclinical programs. Loxo Oncology’s novel, potent and selective RET inhibitor demonstrated potent inhibition of RET in enzyme and cellular assays with minimal activity against highly related kinases in animal models. Data for the company’s potent and selective FGFR inhibitor show that it spared FGFR1 and other related kinases and possesses high oral bioavailability and favorable PK properties in animal models. We are on track to initiate a Phase 1 study of our RET inhibitor in late 2016 or early 2017 after submitting an IND to the FDA.

In addition to the LOXO-195, RET and FGFR programs Loxo has exclusive rights to three additional programs at Array (not including TRK), as described in the “Array Collaboration” section below.

Array Collaboration

Overview.  On July 3, 2013, we entered into a Drug Discovery Collaboration Agreement with Array, or the Array Agreement, which was subsequently amended on November 26, 2013, April 10, 2014, October 13, 2014, March 31, 2015 and February 18, 2016. Pursuant to the Array Agreement, Array agreed to design, conduct and perform research and preclinical testing for certain compounds that we select, including LOXO-101, targeting TRKA, TRKB and TRKC, identify IND candidates for TRK and other targets, and undertake manufacturing activities sufficient to conduct Phase 1 clinical studies for a subset of these compounds. Array granted us exclusive licenses worldwide for clinical and commercial development of compounds that inhibit a defined number of targets. The Array Agreement also contains mechanisms for the replacement of a discovery program by substituting a new target for a target for which discovery activities were discontinued. As consideration, Array received 1) shares of our capital stock; 2) ongoing cash payments proportionate to Array’s commitment of full-time equivalents to conduct preclinical research for our programs during a discovery research phase through July 2016, which we may extend for up to two additional one-year periods; 3) payments for certain other costs and research requirements related to the targets; 4) milestone payments of up to approximately (i) $223 million with respect to products related to TRK, including LOXO-101 and its backup compounds, and (ii) $213 million with respect to product candidates directed to targets other than TRK, if certain clinical and sales milestones are achieved; and 5) single-digit royalties on sales of any resulting drugs.

In the October 2014 amendment to the Array Agreement, in addition to LOXO-101, the parties designated 12 discovery targets, of which seven were selected for additional study in January 2015, which was to be reduced to four on or before January 2016. The October 2014 amendment also created mechanisms through which Array and Loxo could evaluate additional targets outside of the named targets to implement the originally contemplated potential substitution of one or more of the named targets. We had the option to maintain the total target number at five for an additional payment, and we exercised this option to maintain five discovery programs in January 2016.  In the October 2014 and March 2015 amendments to the Array Agreement, Loxo agreed to provide additional headcount support for Array’s research activities on our agreed-upon targets.

In the February 2016 amendment to the Array Agreement, Loxo agreed to continue to support increased headcount for an additional interim period.  Additionally, the parties extended the agreement term through September 30, 2017, with Loxo retaining an option to extend the term for up to one additional year.  Also in the February 2016 amendment, the parties increased the discovery program list from five to six targets by adding a new target that was not previously worked on by either party, and further refined the original mechanism through which Array and Loxo could evaluate additional targets outside of the named targets for potential substitution with one or more of the named targets. Lastly, the February 2016 amendment allowed Array to be eligible for milestones and royalties on any back-up compounds developed through the collaboration. This amendment also included an additional payment from Loxo to Array, satisfying an obligation of the April 2014 amendment.

Loxo and Array jointly own the intellectual property developed by the combined efforts of both our employees, and we each retain ownership of intellectual property that we develop independently pursuant to the collaboration. Array has granted us an exclusive license under all of Array’s intellectual property rights, including intellectual property rights developed in the collaboration, to research, develop and commercialize products resulting from the collaboration.

In October 2014, Array notified us in writing that it planned to begin substantial negotiations with third parties regarding the development and/or commercialization of compounds that selectively modulate TRKA for oncology indications. That notification triggered a 90 day period whereby we had the right to discuss the terms and conditions under which Array would grant such rights to us. This period has expired and Array is free to negotiate with, and grant such rights to, a third party.

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

Exclusivity Restrictions.  Subject to exceptions specified in the Array Agreement, for so long as we have an active research or development program for a target selected by us or are commercializing a product for such a target, Array may not research, develop, manufacture or commercialize any product comprising a small molecule, whose primary mechanism of action for therapeutic or prophylactic effect, binds to or modulates the activity of such target, or binds or modulates at least two of TRKA, TRKB or TRKC. For any target added to the Array Agreement after the February 2016 amendment, whether by substitution or otherwise, Array may not conduct discovery research with respect to a product comprising a small molecule that, as a primary mechanism of action for therapeutic or prophylactic effect, binds to or modulates the activity of such target.

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

We work with Array to patent joint and/or exclusively licensed inventions in the United States and internationally. In addition, during the development of our product candidates, we may pursue patent protection to potentially enhance commercial success, such as method of use, formulation, treatment regimens, methods of making, synthetic intermediates, polymorphs, or other patent claims. We also rely on trade secrets relating to our discovery programs and product candidates, and seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

The patent portfolio for LOXO-101 and a next-generation selective TRK inhibitor for activity against acquired anti-TRK resistance, LOXO-195 is summarized below.

LOXO-101’s patent portfolio includes patents exclusively licensed to us by Array for our product candidates on a worldwide basis for all therapeutic indications. Composition of matter patents for LOXO-101 is/are issued in the United States, Hong Kong, New Zealand, Australia, Bosnia, Chile, Gulf Coast, Indonesia, China, Columbia, Japan, Russia, Taiwan, Ukraine, the Philippines, and Europe (which has been validated in all member and extension states). The issued U.S. and European patents expire in 2029, not taking into account any applicable extensions for patent office and/or regulatory delay in the relevant jurisdictions. The LOXO-101 patent portfolio also includes pending U.S. and foreign applications related to methods of use for LOXO-101, composition of matter and methods of use for LOXO-101, and composition of matter and methods of use for other compounds. We have licensed three other patent families that cover our next-generation selective TRK inhibitor program, including those that have activity against various mechanisms of acquired resistance to TRK inhibition.  We have issued patents in the EPO (validated in Austria, Switzerland, Germany, Spain, France, Great Britain, Italy, Sweden, and Turkey), Chile, Columbia, Hong Kong, Japan, Mexico, New Zealand, Philippines, Taiwan, and the United States providing composition of matter and method of use coverage for one back-up with activity against acquired resistance to anti-TRK therapies, LOXO-195, with allowed cases in China and Ukraine.  The issued patents expire in 2031, not taking into account any applicable extensions for patent office and/or regulatory delay in the relevant jurisdiction.

We have pending patent applications directed to compositions of matter, methods of use, methods of making, and synthetic intermediates for both our RET and FGFR programs, which, should the patents issue, will have a term to 2036, absent other term extensions that might be available for patent office and/or regulatory delay in the relevant jurisdiction.

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

We face competition with respect to our current product candidates, and will face competition with respect to future product candidates, from segments of the pharmaceutical, biotechnology and other related markets that pursue targeted approaches to addressing activating molecular alterations in cancer. While there are currently no approved drugs targeting TRK, we are aware of a number of compounds that are in clinical development and enrolling in patients with TRK receptor activating alterations, including Daiichi Sankyo and its subsidiary Plexxikon’s PLX-7486 and DS-6051b, Ignyta’s entrectinib, Novartis AG’s dovitinib, and Mirati’s MGCD516. In addition, our collaboration partner, Array, has retained rights to development of compounds that target only one of the TRKA, TRKB or TRKC kinases, which if developed by Array or a licensee could be competitively significant.  Blueprint Medicines has announced a preclinical program targeting TRK, and it is likely that other companies are also engaged in preclinical development of compounds targeting one or multiple TRK kinases. However, if LOXO-101 or our future product candidates do not offer sustainable advantages over competing products, we may otherwise not be able to successfully compete against current and future competitors.

While there are no selective RET inhibitors approved in RET-specific indications, we are aware of the following compounds with ongoing RET-focused programs: Eisai (lenvatinib), Exelixis (cabozantinib), AstraZeneca (vandetanib), Pfizer (sunitinib), Ariad (ponatinib), Novartis (dovitinib), Roche (alectinib), Blueprint Medicines (no name yet), Ignyta (RXDX-105) and Mirati (MGCD516).

While there are no approved selective FGFR inhibitors, we are aware of the following compounds with ongoing FGFR-focused programs: J&J (JNJ-42756493), Novartis (BGJ-398, dovitinib), AstraZeneca (AZD4547), Clovis Oncology (lucitinib), Chugai (CH5183284), Bayer (BAY 1163877, BAY 1179470), Lilly (LY2874455), Eisai (E7090), Taiho (TAS-120), BI (Nintedanib), Ariad (ponatinib), FivePrime (FP-1039, FPA144), Incyte (INCB54828), ArQule (ARQ087), BioClinica (MFGR1877S), Principia (PRN1371) and Blueprint Medicines (BLU-554).

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

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence of effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial with other confirmatory evidence may be sufficient in rare instances where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, currently exceeding $2,374,000 for fiscal year 2016, and the manufacturer and/or sponsor under an approved new drug application are also subject to annual product and establishment user fees, currently exceeding $114,000 per product and $585,000 per establishment for fiscal year 2016. These fees are typically increased annually.

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

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an outside advisory committee–typically a panel that includes clinicians and other experts–for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with current good manufacturing practices, or CGMP–a quality system regulating manufacturing–is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

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

In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of post- approval clinical trials, often referred to as Phase 4 trials, to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to priority review by the FDA.

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

Breakthrough Therapy Designation

The FDA is also required to expedite the development and review of the application for approval of drugs that are intended to treat a serious or life-threatening disease or condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Under the Breakthrough Therapy program, the sponsor of a new drug candidate may request that the FDA designate the drug candidate for a specific indication as a breakthrough therapy concurrent with, or after, the filing of the IND for the drug candidate. The FDA must determine if the drug candidate qualifies for Breakthrough Therapy designation within 60 days of receipt of the sponsor’s request.

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant Orphan Drug Designation to drugs intended to treat a rare disease or condition–generally a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan Drug designation must be requested before submitting an NDA. After the FDA grants Orphan Drug Designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA applicant to receive the FDA approval for a particular active ingredient to treat a particular disease with FDA Orphan Drug Designation is entitled to a seven-year exclusive marketing period in the U.S. for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of Orphan Drug Designation are tax credits for certain research and a waiver of the NDA application user fee.

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

The Best Pharmaceuticals for Children Act, or BPCA, provides NDA holders a six-month extension of any exclusivity–patent or non-patent–for a drug if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

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

Manufacturing

We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates undergoing preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. Array has manufactured the active pharmaceutical ingredient and finished drug product for LOXO-101 for Phase 1 clinical testing. We have identified and qualified other manufacturer(s) to provide the active pharmaceutical ingredient and fill-and-finish services for LOXO-101, which can support the development of LOXO-101 as it progresses through clinical development towards a potential regulatory approval.

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

Employees

As of December 31, 2015, we had a total of 17 full-time employees, all located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good. Of the 17 employees, ten perform research and development activities and seven serve in general and administrative functions.

Corporate Information

We were incorporated under the laws of the State of Delaware in May 2013. Our principal executive offices are located at 281 Tresser Boulevard, 9th Floor, Stamford, CT 06901, and our telephone number is (203) 653-3880. Our website address is www.loxooncology.com.

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

Since inception, we have incurred significant operating losses. Our net loss was $35.9 million for the year ended December 31, 2015. As of December 31, 2015, we had an accumulated deficit of $66.8 million.  We have focused primarily on our discovery collaboration with Array and developing our product candidates. We have initiated clinical development of our lead product candidate, LOXO-101, and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To date, we have financed our operations primarily through private placements of our convertible preferred stock, our initial public offering and our follow-on public offering. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

We are a clinical development company. We were incorporated in May 2013 and commenced operations in the third quarter of 2013. We rely on our collaboration with Array and other third parties to provide discovery and preclinical development capability. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and conducting product development activities for LOXO-101, which we have advanced into clinical trials, and other product candidates. We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Medicines, on average, take ten to fifteen years to be developed from the time they are discovered to the time they are available for treating patients. Consequently, any predictions about our future success or viability based on our short operating history to date may not be as accurate as if we had a longer operating history.

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

We believe that, based upon our current operating plan, our existing capital resources will be sufficient to fund our anticipated operations well into 2018, including development of LOXO-101 into the Phase 2 basket trial, as well as discovery and development activities into Phase 1 trials for two additional product candidates, with additional resources available for other discovery and clinical development activities. Our future capital requirements will depend on many factors, including:

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

The discovery and development of targeted therapeutics for well-defined patient populations is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. The patient populations for our product candidates are not completely defined but are substantially smaller than the general treated cancer population, and we will need to screen and identify these patients. Successful identification of patients is dependent on several factors, including achieving certainty as to how specific genetic alterations respond to our product candidates and developing companion diagnostics to identify such genetic alterations as appropriate. Furthermore, even if we are successful in identifying patients, we cannot be certain that the resulting patient populations will be large enough to allow us to successfully commercialize our products and achieve profitability. Therefore, we do not know if our approach will be successful, and if our approach is unsuccessful, our business will suffer.

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

Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of LOXO-101, for which we have initiated Phase 1 and Phase 2 clinical trials in patients in advanced or metastatic solid tumors. As a result, our business is substantially dependent on our ability to complete the development of, and obtain regulatory approval for, LOXO-101.

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

Difficulty in enrolling patients could delay or prevent clinical trials of our product candidates. We may find it difficult to enroll patients in our clinical trials for LOXO-101 given that we do not know how many patients harbor the TRK alterations LOXO-101 is designed to inhibit.

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

The number of patients suitable for trial enrollment and potential commercialization depends on a series of risks that are difficult to quantify based on available information: the true number of patients with advanced cancer and a TRK fusion, the number of these patients who are referred for comprehensive genomic profiling, the sensitivity of the chosen comprehensive genomic assay for detecting TRK fusions, the ability of healthcare providers to recognize the importance of the presence of a TRK fusion, patient interest in seeking out a TRK inhibitor, and patient interest in LOXO-101 instead of a competing program.  Nevertheless, the incidence of TRK fusion patients appears to be low in the more common tumor types.  In published and presented case series, we have observed that point estimates of incidence for TRK fusion cancers vary widely but generally range between 0.2% and 3.6%.  To our knowledge, the published case series with the lowest incidence comes from Massachusetts General Hospital, where zero of 741 (0%) with lung cancer were found to harbor a TRK fusion using local testing methods.  In the same publication, the authors note the recent enrollment of a lung cancer patient with a TRK fusion on a clinical trial, which highlights the difficulties in establishing reliable point estimates for TRK fusion incidence.

In addition to potentially small populations, the eligibility criteria of our clinical trials will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure and/or that their disease is either severe enough or not too advanced to include them in a study. Additionally, the process of finding and diagnosing patients may prove costly. We also may not be able to identify, recruit, and enroll a sufficient number of patients to complete our clinical studies because of the perceived risks and benefits of the product candidate under study, the availability and efficacy of competing therapies and clinical trials, the proximity and availability of clinical study sites for prospective patients, and the patient referral practices of physicians. If patients are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of potential products may be delayed.

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

We have only commenced clinical development of our lead product candidate LOXO-101 and the risk of failure for all of our product candidates is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Further, the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, the interim data we have presented from our ongoing Phase 1 dose escalation clinical trial of LOXO-101, including secondary efficacy evaluations of a small number of patients, may not predict the final results of that clinical trial or the results of later-stage clinical trials, including our Phase 2 basket trial or other clinical trials we may conduct. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. It is difficult to accurately predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval.

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

In order to execute on our strategy of advancing the clinical development of our product candidates, we have designed our existing Phase 1 and Phase 2 clinical trials of LOXO-101, and expect to design future trials, to include patients whose tumors harbor the applicable genetic alterations that we believe contribute to cancer. Our goal in screening for these genetic alterations is to enroll patients who have the highest probability of responding to the drug, in order to show early evidence of clinical efficacy. If we are unable to include patients whose tumors harbor the applicable genetic alterations, or if our product fails to work as we expect, our ability to assess the therapeutic effect, seek participation in FDA expedited review and approval programs, including Breakthrough Therapy, Fast Track Designation, Priority Review and Accelerated Approval, or otherwise to seek to accelerate clinical development and regulatory timelines, could be compromised, resulting in longer development times, larger trials and a greater likelihood of not obtaining regulatory approval. In addition, because the natural history of different tumor types is variable, we may need to study our product candidates, including LOXO-101, in clinical trials specific for a given tumor type and this may result in increased time and cost. Even if our product candidate demonstrates efficacy in a particular tumor type, we cannot guarantee that any product candidate, including LOXO-101, will behave similarly in all tumor types, and we may be required to obtain separate regulatory approvals for each tumor type we intend a product candidate to treat. If any of our clinical trials are unsuccessful, our business will suffer.

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

Additional or more severe side effects may be identified in our ongoing Phase 1 dose escalation trial, our Phase 2 basket trial, our Phase 1 pediatric trial or in future clinical studies. These or other drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Many compounds developed in the biopharmaceutical industry that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

As one of the central elements of our business strategy and clinical development approach, we often seek to screen and identify subsets of patients with a genetic alteration who may derive meaningful benefit from our development product candidates. To achieve this, our product development programs can be dependent on the development and commercialization of a companion diagnostic by us or by third party collaborators. Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices. For example, for LOXO-101, we are working with collaborators to develop an appropriate companion diagnostic to identify patients with tumors that harbor TRK fusions.  Each agency that approves a product will independently need to approve the companion diagnostic before or concurrently with its approval of the product candidate, and before a product can be commercialized. The approval of a companion diagnostic as part of the product label will limit the use of the product candidate to only those patients who express the specific genetic alteration it was developed to detect. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all.

Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate clearance or approval prior to their commercialization. To date, the FDA has required premarket approval of all companion diagnostics for cancer therapies. We, and our third-party collaborators, may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third- party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval of our related product candidates.

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

Our product candidates must be approved by the FDA pursuant to a new drug application, or NDA, in the United States and by the European Medicines Agency, or EMA, and similar regulatory authorities outside the United States prior to commercialization. The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have little experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities, among other requirements. Our product candidates may not be effective, may be only moderately effective, may not have an acceptable durability of response, may not have an acceptable risk-benefit profile, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. For example, basket trials such as our Phase 2 trial of LOXO-101 are relatively novel trial designs and we do not believe that the FDA has had significant experience with such trials.  We cannot be sure that the FDA will accept a basket trial design for registration or that we will be able to obtain broad approval for LOXO-101 across cancers with TRK fusions on the basis of one or more basket trials, if at all.  In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may also cause delays in or prevent the approval of an application.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a disease with a patient population of fewer than 200,000 individuals in the United States. LOXO-101 was designated by the FDA as an orphan drug for the treatment of soft tissue sarcoma by the FDA and the European Medicines Agency (EMA). There can be no assurance that any of our other product candidates will be designated as an orphan drug status.

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

If we do obtain Orphan Drug Exclusivity of LOXO-101 or another product candidate, such exclusivity may not effectively protect the product candidate from competition because different drugs can be approved for the same orphan condition containing the same active moiety. In addition, after an orphan drug is approved and granted exclusivity, the FDA can subsequently approve a different drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.  The FDA can also approve drugs containing the same active moiety for different indications.

A Fast Track Designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

We do not currently have Fast Track Designation for any of our product candidates but we may seek such designation, if we believe such a designation is warranted. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply to the FDA for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Many drugs that have received Fast Track Designation have failed to obtain drug approval.

A Breakthrough Therapy Designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

We do not currently have Breakthrough Therapy Designation for any of our product candidates but may seek such designation, if we believe such a designation is warranted. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for development.

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

In order to market and sell our products in the European Union and many other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing and different criteria for approval. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, failure to obtain approval in some countries or jurisdictions may compromise our ability to obtain approval elsewhere. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

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

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding.  In 2016, the U.S. Congress held hearings on the rising costs of prescription drugs, and there is increased media attention on the issue.  Future legislation could potentially change drug pricing dynamics.

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

On July 3, 2013, we entered into a Drug Discovery Collaboration Agreement with Array, or the Array Agreement, which was subsequently amended on November 26, 2013, April 10, 2014, October 13, 2014, March 31, 2015 and February 18, 2016. Pursuant to the Array Agreement, Array agreed to design, conduct and perform research and preclinical testing for certain compounds that we select, including LOXO-101, targeted at TRKA, TRKB and TRKC, and identify IND candidates for TRK and other targets, while undertaking manufacturing activities sufficient to conduct Phase 1 clinical trials for a subset of these programs. Array granted us exclusive licenses worldwide, for clinical and commercial development of these compounds. See “Business—Array Collaboration.” Array has an obligation to test targets during our discovery phase, but we cannot be certain that our collaboration will lead to the discovery of any additional product candidates beyond LOXO-101 or that any of these product candidates will be successfully commercialized and developed. We and Array jointly own the intellectual property developed by the combined efforts of both our employees, and we each retain ownership of intellectual property that we develop independently pursuant to the collaboration. Array has granted us an exclusive license under all intellectual property for our product candidates.

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

Furthermore, if Array changes its strategic focus, or if external factors cause it to divert resources from our collaboration, or if it independently develops products that compete directly or indirectly with our product candidates using resources it acquires from our collaboration, our business and results of operations could suffer. For example, while Array has granted us a license for compounds designed to target at least two of the three known TRK kinases. Array has retained ownership and rights to development of compounds targeting only one TRK kinase. We were notified by Array regarding their efforts and use of third parties for the development and/or commercialization of compounds that selectively modulate TRKA for oncology indications.  We have not elected to be the third party partner for such efforts, as permitted under our collaboration agreement with Array.  If Array or its partners were to develop such compounds in direct competition with our product candidates, our business could be adversely impacted.

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

We will rely on third-party clinical research contractors and organizations to conduct our ongoing clinical trials of LOXO-101, and we will rely on third party contractors, clinical data management organizations, independent contractors, medical institutions and clinical investigators to conduct our clinical trials beyond our current trials, and for clinical trials for programs other than LOXO-101.These agreements may terminate for a variety of reasons, including a failure to perform by the third parties. If we needed to enter into alternative arrangements, our product development activities could be delayed.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a source for bulk drug product. The formulation used in early studies is not a final formulation for commercialization. Additional, changes may be required by the FDA or other regulatory authorities on specifications and storage conditions. These may require additional studies, and may delay our clinical trials.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. In addition, many companies are developing cancer therapeutics that work by inhibiting multiple kinases that may directly compete with our lead product candidate and future product candidates. For LOXO-101, examples of such potential competitors include, Daiichi Sankyo and its subsidiary Plexxikon (PLX-7486), Tesaro (TSR-011), Ignyta (entrectinib), Novartis AG (dovitinib), Mirati (MGDC516) and a preclinical program at Blueprint Medicines.  For RET, competitors include Eisai (lenvatinib), Exelixis (cabozantinib), AstraZeneca (vandetanib), Ariad (ponatinib), Novartis (dovitinib), Roche (alectinib), Pfizer (sunitinib) and a preclinical program at Blueprint Medicines.  For FGFR, competitors include J&J (JNJ- 42756493), Novartis (BGJ-398, dovitinib), AstraZeneca (AZD4547), Clovis Oncology (lucitinib), Chugai (CH5183284), Bayer (BAY 1163877, BAY 1179470), Lilly (LY2874455), Eisai (E7090), Taiho (TAS-120), BI (Nintedanib), Ariad (ponatinib), FivePrime (FP-1039, FPA144), Incyte (INCB54828), ArQule (ARQ087), BioClinica (MFGR1877S) and Principia (PRN1371).

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. In 2016, the U.S. Congress held hearings on the rising costs of prescription drugs, and there is increased media attention on the issue.  Future legislation could potentially change drug pricing dynamics. Reimbursement agencies in Europe may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European countries. Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada, and other countries has and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medicines, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

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

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The U.S. Patent and Trademark Office, or U.S. PTO, developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

A third party may hold intellectual property, including patent rights, which are important or necessary to the development of our products. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially. Although we believe that licenses to these patents are available from these third parties on commercially reasonable terms, if we were not able to obtain a license, or were not able to obtain a license on commercially reasonable terms, our business could be harmed, possibly materially.

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

We are an early-stage clinical development company with a limited operating history and, as of December 31, 2015, had seventeen employees. We are highly dependent on the research and development, clinical and business development expertise of Joshua H. Bilenker, M.D. our President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. This is particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

As of December 31, 2015, our executive officers and directors, combined with our stockholders who individually own more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 74.4% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

As of December 31, 2015 there were 711,286 shares of our common stock available for future grant under our 2014 Equity Incentive Plan.  Additionally, as of December 31, 2015, there were outstanding options to purchase up to 2,240,955 shares of our common stock. Any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

The price of our common stock may be volatile and fluctuate substantially.

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of the underlying companies. As a result of this volatility, the market price of our common stock may fall.  The market price for our common stock may be influenced by many factors, including:

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

We are evaluating these rules and regulations, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting for the year ended December 31, 2015. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

To achieve compliance with Section 404, we have been engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we have dedicated and will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters occupy approximately 13,400 square feet of leased office space in Stamford, Connecticut pursuant to a lease that expires in 2022. We have the option to extend the term of the lease for one additional five-year period, and we have an option to terminate the lease after 5.5 years subject to payment of an early termination fee.  In addition, we also lease office space in South San Francisco, California, where we occupy approximately 2,900 square feet under a lease which expires in 2017.  We intend to add additional space if we add employees and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed suitable additional space will be available on commercially reasonable terms to accommodate any such expansion of our operations.

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

	High	Low
Year ended December 31, 2015
First Fiscal Quarter	$14.39	$10.05
Second Fiscal Quarter	$20.30	$10.89
Third Fiscal Quarter	$22.83	$15.78
Fourth Fiscal Quarter	$35.00	$16.21

Year ended December 31, 2014
Third Fiscal Quarter(1)	$15.56	$10.11
Fourth Fiscal Quarter	$15.56	$10.01

(1)	The period reported for the third fiscal quarter is from July 31, 2014 through September 30, 2014.

On February 29, 2016, there were 13 registered holders of record of our common stock, based on information provided by our transfer agent.  The actual number of stockholders is greater than this number of registered record holders, and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokers and other nominees.

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

With our scientific knowledge, collaborative partnerships and targeted approach, we are developing multiple small molecule therapeutics utilizing focused clinical development strategies in well-defined patient populations. LOXO-101, the only selective TRK inhibitor currently in clinical development, is being evaluated in a global Phase 2 multi-center basket study in patients with solid tumors that harbor TRK gene fusions. We also have pre-clinical programs in development, through our collaboration with Array BioPharma, for LOXO-195, RET, FGFR and other targets.

Since inception, we have incurred significant operating losses. Our net loss for the year ended December 31, 2015 was $35.9 million, including approximately $25.6 million of total research and development expenses, and approximately $10.5 million of total general and administrative expenses. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the discovery, development and clinical trials of, and seek regulatory approval for and pursue potential commercialization of, our product candidates. In addition, we will also incur additional expenses if and as we enter into additional collaboration agreements, acquire or in-license products and technologies, expand our collaboration with Array, establish sales, marketing and distribution infrastructure and/or expand and protect our intellectual property portfolio.

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

Liquidity

Our financial statements and related disclosures have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should we be unable to continue in existence. We have not generated any revenues and have not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of our products will require significant additional financing. Our accumulated deficit at December 31, 2015 was $66.8 million and management expects to incur substantial and increasing losses in future periods. Our ability to successfully pursue our business is subject to certain risks and uncertainties, including among others, uncertainty of product development, competition from third parties, uncertainty of capital availability, uncertainty in our ability to enter into agreements with collaborative partners, dependence on third parties, and dependence on key personnel. We plan to finance future operations with a combination of proceeds from the issuance of equity, debt, licensing fees, and revenues from future product sales, if any. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our planned products. We believe that our existing cash, cash equivalents and investments as of December 31, 2015 will be sufficient to enable us to continue as a going concern for a reasonable period of time beyond December 31, 2016.

Components of Operating Results

Revenue

To date, we have not generated any revenues. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates.

Research and Development Expenses with Related Party

Our research and development expenses with Array, a related party, relate to discovery, preclinical and manufacturing activities as defined within our collaboration agreement with Array.  As of December 31, 2015, Array has indicated that it is no longer a holder of more than 5% of our capital stock, therefore we will not report expenses with Array as a related party in future reporting periods, as applicable.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for executive and other personnel, including stock-based compensation and travel expenses. Other general and administrative expenses include facility-related costs, communication expenses and professional fees for legal, patent prosecution and maintenance, consulting and accounting services.

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

Research and Development Expenses

Research and development costs are charged to expense as incurred. These costs include, but are not limited to, expenses incurred under the Array Agreement, costs with contract service organizations for certain preclinical and clinical studies based on our evaluation of the progress to completion of specific tasks using data such as information provided to us by our vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development expense, as the case may be.

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

We account for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2015 and 2014, we did not have any uncertain tax positions.

We have incurred substantial losses during our history. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. To the extent that we continue to generate tax losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not completed our analysis to determine what, if any, impact any prior ownership change has had on our ability to utilize our net operating loss carryforwards. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2015, we had federal net operating loss carryforwards of approximately $52.1 million that could be limited if we have experienced, or if in the future we experience, an ownership change. At December 31, 2015, our federal and local net operating loss carryforwards do not yet include the effect of research and development expenses of $1.9 million that we have capitalized for tax purposes.

Stock-Based Compensation

We apply the fair value recognition provisions of ASC Topic 718, Compensation—Stock Compensation, or ASC 718. Determining the amount of stock-based compensation to be recorded requires us to develop estimates of the fair value of stock options as of their grant date. Calculating the fair value of share-based awards requires that we make highly subjective assumptions.

Stock-based compensation cost of our employees and members of our board of directors is measured at the date of grant based on the estimated fair value of the award, net of estimated forfeitures. We estimate the grant date fair value and the resulting stock-based compensation expense using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires us to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates, the value of the common stock and expected dividend yields of the common stock. The grant date fair value of a stock-based award is recognized as an expense over the requisite service period of the award on a straight-line basis. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of convertible preferred stock, unvested restricted stock and stock options. Diluted net loss per share of common stock is computed by dividing the net loss attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of convertible preferred stock, unvested restricted stock and stock options outstanding during the period calculated in accordance with the treasury stock method, although these shares and options are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the years ended December 31, 2015 and 2014.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board or FASB issued Accounting Standards or ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact the standard may have on its consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2017 and early adoption is not permitted. We are currently evaluating the impact that the standard will have on our financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. ASU 2015-17 will be effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. We do not anticipate that the adoption of this standard will have a material impact on our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The FASB believes that requiring management to perform the assessment will enhance the timeliness, clarity, and consistency of related disclosures and improve convergence with International Financial Reporting Standards (“IFRS”) (which emphasize management’s responsibility for performing the going concern assessment). However, the time horizon for the assessment (look-forward period) and the disclosure thresholds under U.S. GAAP and IFRSs will continue to differ. This guidance is effective for annual reporting periods ending after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption permitted. We do not anticipate that the adoption of this standard will have a material impact on our financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period, (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. We do not anticipate that the adoption of this standard will have a material impact on our financial statements.

Results of Operations

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014 (in thousands)

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014	Change
Operating expenses:
Research and development with related party	$11,611	$7,568	$(4,043)
Research and development	13,956	6,947	(7,009)
General and administrative	10,508	6,175	(4,333)
Total operating expenses and loss from operations	$(36,075)	$(20,690)	$(15,385)

Research and development expenses with related party

Research and development expenses with related party were $11.6 million for the year ended December 31, 2015, compared to $7.6 million for the year ended December 31, 2014.  This increase was primarily related to additional full-time equivalents and other support dedicated to discovery, preclinical, and manufacturing activities at Array. Based on the Array amendment signed in February 2016, we expect this line item to be of similar magnitude in 2016.  As of December 31, 2015 Array has indicated that it is no longer a holder of more than 5% of our capital stock, therefore we will not report expenses with Array as a related party in future reporting periods, as applicable.

Research and development expenses

Research and development expenses were $14.0 million for the year ended December 31, 2015, compared to $6.9 million for the year ended December 31, 2014.  The increase was primarily due to timing in which our clinical development efforts expanded during 2014 and into 2015 including site and patient enrollment in our Phase 1 and Phase 2 clinical trials for LOXO-101.  We also increased our internal headcount during 2014 and into 2015.  As a result we had increases in our clinical and preclinical costs, employment costs and other operating costs of $3.3 million, $1.7 million, and $0.7 million, respectively.  We also had an increase of $1.3 million for stock-based compensation which was based on the fair value of award grants as well as expense variability for awards granted to non-employees.

General and administrative expenses

General and administrative expenses were $10.5 million for the year ended December 31, 2015, compared to $6.2 million for the year ended December 31, 2014.  The increase was primarily due to increased costs associated with operating as a public company including increases in our employment costs, stock-based compensation expense and other operating costs of $1.0 million, $1.8 million and $1.0 million, respectively.  We also incurred increased professional fees related to product patents of $0.5 million.

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

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. We incurred a net loss of $35.9 million for the year ended December 31, 2015. Net cash used in operating activities was $30.2 million during the year ended December 31, 2015.  At December 31, 2015, we had an accumulated deficit of $66.8 million and working capital of $153.8 million. Aggregate cash, cash equivalents, and short-term investments were $153.9 million as of December 31, 2015.  Historically, we have financed our operations principally through private placements of preferred stock, our initial public offering of common stock and a follow-on offering of common stock in November 2015.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014

Net cash (used in) provided by:
Operating activities	$(30,182)	$(17,695)
Investing activities	(17,177)	(69,080)
Financing activities	71,606	115,711
Net increase in cash and cash equivalents	$24,247	$28,936

Net cash used in operating activities

Net cash used in operating activities was $30.2 million for the year ended December 31, 2015 and consisted primarily of a net loss of $35.9 million and a $0.9 million increase in our net operating assets.  The increase in our net operating assets was primarily due to the timing of payments related to our clinical and preclinical activities.  This activity was offset by noncash expenses of $6.6 million, primarily attributable to stock-based compensation expense.

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

Net cash used in investing activities

Net cash used in investing activities for the year ended December 31, 2015 totaled $17.2 million and consisted primarily of $133.7 million of available-for-sale security purchases offset by $116.7 million of proceeds from maturing available for sale securities.

Net cash used in investing activities for the year ended December 31, 2014 totaled $69.1 million and consisted primarily of $74.6 million of investment purchases and $5.5 million of investment proceeds upon maturity.  The investment activity occurred entirely during the fourth quarter of 2014.

Net cash provided by financing activities

Net cash provided by financing activities was $71.6 million for the year ended December 31, 2015, which was primarily due to $71.3 million in net proceeds from the issuance of our common stock in November 2015. We also received $0.3 million in proceeds from stock option exercises.

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

We believe that, based upon our current operating plan, our existing capital resources will be sufficient to fund our anticipated operations well into 2018, including ongoing development of LOXO-101 into the Phase 2 basket trial, as well as discovery and development activities into Phase 1 trials for two additional product candidates, with additional resources available for other discovery and development activities. However, we anticipate that we will need to raise substantial additional capital in the future to fund our operations. In order to meet these additional cash requirements, we may incur debt, license certain intellectual property and seek to sell additional equity or convertible securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of equity or convertible securities, these securities could have rights or preferences senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

The following is a summary of our long-term contractual cash obligations as of December 31, 2015 (in thousands):

	Total	Less than One Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Operating lease obligations (1)	$4,488	$396	$1,358	$1,354	$1,380
Collaboration obligations (2)	4,297	4,297	—	—	—
Total contractual obligations	$8,785	$4,693	$1,358	$1,354	$1,380

(1)                                 Operating lease obligations reflect our obligation to make payments in connection with the leases for our office space. We have the option to extend the term of the Stamford, Connecticut lease for one additional five-year period, and we have an option to terminate this lease after 5.5 years subject to payment of an early termination fee which are excluded from this table.

(2)                                 The table includes non-cancelable obligations through December 2015 with Array for providing full-time equivalents and other support. As of December 31, 2015 the collaboration agreement ran through July 3, 2016, and we had the option to extend the term for up to two additional one-year renewal periods by providing written notice to Array at least three months before the end of the initial discovery and preclinical development programs or the renewal period.  The table excludes milestones and royalties that may become payable under the Array Agreement. See “Array Collaboration Agreement” below for details including the February 2016 amendment.

Purchase Commitments

Other than amounts due for the leases of our locations in Stamford, CT and South San Francisco, CA offices and under the Array collaboration agreement, as described below, we have no material non-cancelable purchase commitments with contract manufacturers or service providers as we have generally contracted on a cancelable basis.

Array Collaboration Agreement

On July 3, 2013, we signed the Array Agreement, which was subsequently amended on November 26, 2013, April 10, 2014, October 13, 2014, March 31, 2015 and February 18, 2016. Under the terms of the Array Agreement, we obtained certain rights to Array’s TRK inhibitor program, as well as additional novel oncology targets, including LOXO-195, RET and FGFR. We have worldwide commercial rights to each product candidate from the collaboration and Array participates in any potential successes through milestones and royalties.

With respect to the discovery and preclinical program, the collaboration agreement, as amended, runs through September 30, 2017, and we have the option to extend the term for up to one additional one-year renewal period by providing written notice to Array at least three months before the end of the discovery and preclinical development programs term.

Before the February 2016 amendment, in addition to LOXO-101 the parties designated 12 discovery targets, of which seven were selected for additional study in January 2015, which was to be reduced to four on or before January 2016. We had the option to maintain the total target number at five for an additional payment, and we exercised this option to maintain five discovery programs in January 2016. In the February 2016 amendment, the parties designated a total of 6 discovery targets. An additional payment was due at contract signing, satisfying a prior obligation from the April 2014 amendment.

As part of the Array Agreement, as amended, we agreed to pay Array a fixed amount per month, based on Array’s commitment to provide full-time equivalents and other support relating to the conduct of the discovery and preclinical development programs. We recorded related-party research and development expenses for the years ended December 31, 2015 and 2014 of $11.6 million and $7.6 million, respectively, for services provided by Array under the collaboration agreement.  As of December 31, 2015 Array has indicated that it is no longer a holder of more than 5% of our capital stock, therefore we will not report expenses with Array as a related party in future reporting periods, as applicable.

Milestones

With respect to product candidates directed to TRK, including LOXO-101 and its back-up compounds, we could be required to pay Array up to $223 million in milestone payments, the substantial majority of which are due upon the achievement of commercial milestones. With respect to product candidates directed to targets other than TRK, we could be required to pay Array up to $213 million in milestone payments, the substantial majority of which are due upon the achievement of commercial milestones. The February 2016 amendment allowed Array to be eligible for similar milestones on any back-up compounds developed through the collaboration.

In October 2015, we announced the enrollment of the first patient in the Phase 2 basket trial of LOXO-101. As a result, we incurred a $1.0 million milestone payment to Array.

Royalties

We are required to pay Array mid-single digit royalties on worldwide net sales of products developed through the collaboration. With respect to the royalty on products directed to targets other than TRK, we have the right to credit certain milestone payments against royalties on sales of products directed to such target.

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

Off-Balance Sheet Arrangements

Through December 31, 2015, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by Item 7A.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Loxo Oncology, Inc.

We have audited the accompanying balance sheets of Loxo Oncology, Inc. as of December 31, 2015 and 2014, and the related statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ (deficit) equity and cash flows for the years then ended. Loxo Oncology, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Loxo Oncology, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP
Roseland, New Jersey
March 15, 2016

Loxo Oncology, Inc.

Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$68,177	$43,930
Short-term investments	85,715	62,362
Prepaid expenses with related party	922	663
Other prepaid expenses and current assets	1,830	821
Total current assets	156,644	107,776
Long-term investments	—	6,648
Property and equipment, net	88	12
Other assets	726	23
Total assets	$157,458	$114,459
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$269	$239
Accrued expenses and other current liabilities	2,584	1,548
Total liabilities	2,853	1,787
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 125,000,000 shares authorized; 19,577,707 shares issued and outstanding at December 31, 2015; and 16,644,229 shares issued and 16,634,063 shares outstanding at December 31, 2014	2	2
Additional paid-in capital	221,457	143,660
Accumulated deficit	(66,838)	(30,962)
Accumulated other comprehensive loss	(16)	(28)
Total stockholders’ equity	154,605	112,672
Total liabilities and stockholders’ equity	$157,458	$114,459

See accompanying notes to financial statements.

Loxo Oncology, Inc.

Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31, 2015	Year Ended December 31, 2014
Operating expenses:
Research and development with related party	$11,611	$7,568
Research and development	13,956	6,947
General and administrative	10,508	6,175
Total operating expenses and loss from operations	(36,075)	(20,690)
Interest income, net	199	18
Net loss	(35,876)	(20,672)
Accretion of redeemable convertible preferred stock	—	(34)
Net loss attributable to common stockholders	$(35,876)	$(20,706)
Per share information:
Net loss per share of common stock, basic and diluted	$(2.12)	$(3.06)
Weighted average shares outstanding, basic and diluted	16,894,549	6,773,673

See accompanying notes to financial statements.

Loxo Oncology, Inc.

Statements of Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31, 2015	Year Ended December 31, 2014

Net loss	$(35,876)	$(20,672)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	12	(28)
Comprehensive loss	$(35,864)	$(20,700)

See accompanying notes to financial statements.

Loxo Oncology, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(in thousands, except share and per share amounts)

	Preferred stock							Stockholders’ (deficit) equity
												Accumulated	Total
										Additional		Other	Stockholders’
	Series A		Series A-1		Series B			Common stock		Paid-in	Accumulated	Comprehensive	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Total	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2013	2,812,497	$17,799	500,704	$7,044	—	$—	$24,843	452,896	$—	$59	$(10,290)	$—	$(10,231)
Stock option exercises	—	—	—	—	—	—	—	114,818	—	167	—	—	167
Issuance of Series A redeemable convertible preferred stock — March 2014 at $6.40 per share	2,343,753	15,000	—	—	—	—	15,000	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock — April 2014 and June 2014 at $8.9661 per share	—	—	—	—	3,166,233	28,178	28,178	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	26	—	—	—	8	34	—	—	(34)	—	—	(34)
Conversion of redeemable preferred stock into shares of common stock	(5,156,250)	(32,825)	(500,704)	(7,044)	(3,166,233)	(28,186)	(68,055)	9,932,042	1	68,054	—	—	68,055
Issuance of common stock in connection with the initial public offering and private placement, net of offering costs	—	—	—	—	—	—	—	6,134,307	1	72,365	—	—	72,366
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	3,049	—	—	3,049
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(28)	(28)
Net loss	—	—	—	—	—	—	—	—	—	—	(20,672)	—	(20,672)
Balance at December 31, 2014	—	$—	—	$—	—	$—	$—	16,634,063	$2	$143,660	$(30,962)	$(28)	$112,672
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	6,154	—	—	6,154
Stock option exercises	—	—	—	—	—	—	—	58,488	—	307	—	—	307
Reclassification of shares issued and previously subject to repurchase	—	—	—	—	—	—	—	10,156	—	37	—	—	37
Issuance of common stock, net of offering costs	—	—	—	—	—	—	—	2,875,000	—	71,299	—	—	71,299
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	12	12
Net loss	—	—	—	—	—	—	—	—	—	—	(35,876)	—	(35,876)
Balance at December 31, 2015	—	$—	—	$—	—	$—	$—	19,577,707	$2	$221,457	$(66,838)	$(16)	$154,605

See accompanying notes to financial statements.

Loxo Oncology, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2015	Year Ended December 31, 2014
Operating activities:
Net loss	$(35,876)	$(20,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium on investments	391	29
Depreciation of property and equipment	17	1
Stock-based compensation	6,154	3,049
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,971)	(1,256)
Accounts payable	30	18
Accrued expenses and other current liabilities	1,073	1,136
Net cash used in operating activities	(30,182)	(17,695)
Investing activities:
Purchases of available-for-sale securities	(133,730)	(74,566)
Proceeds from maturing available-for-sale securities	116,646	5,500
Purchase of property and equipment	(93)	(14)
Net cash used in investing activities	(17,177)	(69,080)
Financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net	—	43,178
Proceeds from the issuance of common stock, net	71,299	74,164
Proceeds from the exercise of stock options	307	167
Payment of deferred financing fees	—	(1,798)
Net cash provided by financing activities	71,606	115,711
Net increase in cash and cash equivalents	24,247	28,936
Cash and cash equivalents—beginning of year	43,930	14,994
Cash and cash equivalents—end of year	$68,177	$43,930

Supplemental schedule of noncash investing activities:
Unrealized gain (loss) on available-for-sale securities	$12	$(28)
Supplemental schedule of noncash financing activities:
Conversion of redeemable convertible preferred stock into common stock	$—	$68,055
Reclassification of share repurchase obligation	$37	$—

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

Stock Offerings

Initial Public Offering

In July 2014, the Company’s registration statements on Form S-1 (File Nos. 333-197123 and 333-197779) relating to its initial public offering of its common stock were declared effective by the Securities and Exchange Commission (“SEC”). The shares began trading on The NASDAQ Global Select Market on August 1, 2014.  The initial public offering closed on August 6, 2014, and 5,261,538 shares of common stock were sold at an initial public offering price of $13.00 per share, for aggregate gross proceeds to the Company of $68.4 million. Concurrent with the close of the offering, New Enterprise Associates 14, L.P., or NEA, an existing stockholder, purchased 230,769 shares of common stock at the initial public offering price in a private placement and the Company received gross proceeds of $3.0 million.  In addition, upon the closing of the initial public offering, all of the Company’s outstanding convertible preferred stock was converted into an aggregate total of 9,932,042 shares of common stock.

In August 2014, the underwriters of the Company’s initial public offering gave notification that they would partially exercise the over-allotment option granted to them and on September 4, 2014, 642,000 additional shares of common stock were sold on the Company’s behalf at the initial public offering price of $13.00 per share, for aggregate gross proceeds of approximately $8.3 million.

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

Follow-on Stock Offering

In November 2015, the Company issued 2,875,000 shares of common stock at a public offering price of $26.50 per share, which included the exercise in full by the underwriters of their option to purchase 375,000 additional shares of common stock to cover over-allotments. Gross proceeds to the Company were approximately $76.2 million.

The Company paid to the underwriters underwriting discounts and commissions of approximately $4.6 million in connection with the offering, including the over-allotment.  In addition, the Company incurred expenses of approximately $0.3 million in connection with the offering. Thus, the net offering proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, were approximately $71.3 million.

Liquidity

At December 31, 2015, the Company had working capital of $153.8 million, an accumulated deficit of $66.8 million and cash, cash equivalents and investments of $153.9 million. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and pre-clinical testing, and commercialization of the Company’s products will require significant additional financing.

The Company believes that its existing cash, cash equivalents and investments, will be sufficient to enable the Company to continue as a going concern for a reasonable period of time beyond December 31, 2015. However, the Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of its planned research and development activities. If the Company is unable to obtain additional financing or generate license or product revenue, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments that have maturities of three months or less when acquired to be cash equivalents. As of December 31, 2015, the Company’s cash and cash equivalents consisted of $7.9 million deposited in a business checking account, a $20,000 certificate of deposit, $16.8 million in repurchase agreements, $10.3 million in a money market account and $33.2 million in government sponsored enterprise debt securities that had maturities of three months or less when acquired. As of December 31, 2014, the Company’s cash and cash equivalents consisted of $18.0 million deposited in a business checking account, a $20,000 certificate of deposit, $8.9 million in a money market fund and $17.0 million in government sponsored enterprise debt securities that had maturities of three month or less when acquired. Cash equivalents are valued at cost, which approximates their fair market value.

Restricted Cash

The Company has restricted cash of $0.3 million as of December 31, 2015 that consists of cash held to collateralize an outstanding letter of credit associated with the lease of its corporate office space in Connecticut.  The balance is included in other assets.

Investments

At the time of purchase, the Company classifies investments in marketable securities as either available-for-sale securities, held to maturity securities, or trading securities, depending on its intent at that time.

Investments available-for-sale are carried at fair value with unrealized holding gains and losses recorded within other comprehensive income (loss). Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk or underlying security and overall capital market liquidity. The Company reviews unrealized losses associated with available-for-sale investments to determine the classification as a “temporary” or “other-than-temporary” impairment. A temporary impairment results in an unrealized loss being recorded in other comprehensive income (loss). An impairment that is viewed as other-than-temporary is recognized in the statement of operations. The Company considers various factors in determining the classification, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the issuer or investee, and the Company’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. As of December 31, 2015 and 2014, the Company held $85.7 million and $62.4 million, respectively in short-term investments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and available-for-sale securities. At December 31, 2015 and 2014, the Company’s cash and cash equivalents were held by two financial institutions and the amounts on deposit were in excess of Federal Deposit Insurance Company insurance limits. The Company mitigates this risk by depositing its uninsured cash in major well capitalized financial institutions, and by investing excess operating cash in overnight repurchase agreements which are 100% collateralized by U.S. government backed securities with the Company’s bank. The Company has not recognized any losses on its cash and cash equivalents.

At December 31, 2015, the available-for-sale securities are invested in U.S. government sponsored enterprise debt securities and US Government debt securities that had a maturity date of three months or greater when acquired.  As noted in Note 4 to the Financial Statements, the fair value of these securities was $85.7 million, $15,000 less than their original par value purchase price.

Property and Equipment

Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which are generally three to seven years. Maintenance and repairs are expensed as incurred. Upon disposal, retirement, or sale, the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is included in the results of operations.

Research and Development Expenses with a Related Party

Research and development expenses with a related party consist of $11.6 million and $7.6 million in expenses incurred in relation to the conduct of the discovery and preclinical development programs by Array BioPharma, Inc. (“Array”) for the years ended December 31, 2015 and 2014, respectively, as part of the collaboration agreement (see Note 8).  As of December 31, 2015 Array has indicated that it is no longer a holder of more than 5% of the Company’s capital stock, therefore the Company will not report expenses with Array as a related party in future reporting periods, as applicable.

Research and Development Expenses

Research and development costs are charged to expense as incurred. These costs include, but are not limited to, employee-related expenses, including salaries, benefits, stock-based compensation and travel as well as expenses related to third-party collaborations and contract research agreements; expenses incurred under agreements with contract research organizations and investigative sites that conduct preclinical and clinical studies; the cost of acquiring, developing and manufacturing clinical trial materials; facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies; and costs associated with preclinical and clinical activities and regulatory operations.

Costs for certain development activities, such as preclinical and clinical studies, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, preclinical site activations, or information provided to the Company by its vendors with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development expense, as the case may be.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss is comprised of net losses and unrealized gains or losses on investments.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2015, the Company does not have any uncertain tax positions.

Accretion of Redeemable Convertible Preferred Stock

Prior to its redemption in 2014, the Company accounted for the discount due to issuance costs on its Series A redeemable convertible preferred stock using the straight-line method, which approximates the effective interest method, accreting such amounts to preferred stock from the date of issuance to the date of redemption.

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

Share-based payments issued to non-employees are recorded at fair value, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period. See Note 7 to the Financial Statements for a discussion of the assumptions used by the Company in determining the grant date fair value of options granted under the Black-Scholes option pricing model, as well as a summary of the stock option activity under the Company’s stock-based compensation plan for the years ended December 31, 2015 and 2014.

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of convertible preferred stock, unvested restricted stock and stock options. Diluted net loss per share of common stock is computed by dividing the net loss attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of convertible preferred stock, unvested restricted stock and stock options outstanding during the period calculated in accordance with the treasury stock method, although these shares and options are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the years ended December 31, 2015 and 2014.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board or FASB issued Accounting Standards Update or ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact the standard may have on our financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2017 and early adoption is not permitted. The Company is currently evaluating the impact that the standard will have on its financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. ASU 2015-17 will be effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The FASB believes that requiring management to perform the assessment will enhance the timeliness, clarity, and consistency of related disclosures and improve convergence with International Financial Reporting Standards (“IFRS”) (which emphasize management’s responsibility for performing the going concern assessment). However, the time horizon for the assessment (look-forward period) and the disclosure thresholds under U.S. GAAP and IFRSs will continue to differ. This guidance is effective for annual reporting periods ending after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period, (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company does not anticipate that the adoption of this standard will have a material impact on its financial statements.

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

Reclassifications

For the year ended December 31, 2014, the Company is presenting $167,000 of proceeds from the issuance of stock options on its statement of cash flows that had previously been included in proceeds from the issuance of common stock.

3.                                      Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Year Ended December 31, 2015	Year Ended December 31, 2014
Basic and diluted net loss per common share calculation:
Net loss	$(35,876)	$(20,672)
Accretion of redeemable convertible preferred stock	—	(34)
Net loss attributable to common stockholders	$(35,876)	$(20,706)
Weighted average common shares outstanding	16,894,549	6,773,673
Net loss per share of common stock—basic and diluted	$(2.12)	$(3.06)

The following outstanding securities at December 31, 2015 and 2014 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Unvested restricted stock	104,574	170,622
Stock options	2,240,955	2,011,005
	2,345,529	2,181,627

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

(amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2015
Overnight repurchase agreements	$16,750	$—	$—	$16,750
Money market funds	10,270	—	—	10,270
Government enterprise debt securities	33,207	1	(2)	33,206
Total included in cash and cash equivalents	60,227	1	(2)	60,226

Government enterprise debt securities	73,193	10	(20)	73,183
US Government debt securities	12,537	—	(5)	12,532
Short-term available-for-sale securities	85,730	10	(25)	85,715

Total fair value financial instruments	$145,957	$11	$(27)	$145,941

December 31, 2014
Government enterprise debt securities	$17,009	$—	$—	$17,009
Money market funds	8,846	—	—	8,846
Total included in cash and cash equivalents	25,855	—	—	25,855

Government enterprise debt securities	62,387	—	(25)	62,362
Short-term available-for-sale securities	62,387	—	(25)	62,362

Government enterprise debt securities	6,651	—	(3)	6,648
Long-term available-for-sale securities	6,651	—	(3)	6,648

Total fair value financial instruments	$94,893	$—	$(28)	$94,865

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

The Company’s financial assets measured at fair value on a recurring basis at December 31, 2015 were as follows (in thousands):

	Fair Value Measurements at Measurement Date:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total as of December 31, 2015

Assets:
Government enterprise debt securities	$—	$106,389	$—	$106,389
Overnight repurchase agreements	16,750	—	—	16,750
Money market funds	10,270	—	—	10,270
US Government debt securities	12,532	—	—	12,532
Totals	$39,552	$106,389	$—	$145,941

The Company’s financial assets measured at fair value on a recurring basis at December 31, 2014 were as follows (in thousands):

	Fair Value Measurements at Measurement Date:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total as of December 31, 2014

Assets:
Government enterprise debt securities	$—	$86,019	$—	$86,019
Money market funds	8,846	—	—	8,846
Totals	$8,846	$86,019	$—	$94,865

There were no items that were accounted for at fair value on a non-recurring basis for the years ended December 31, 2015 and 2014.

5.                                      Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Research and development expenses	$1,512	$742
General and administrative expenses	1,072	769
Share repurchase obligation	—	37
	$2,584	$1,548

Included in the above amounts is $1.1 million and $0.5 million of accrued bonuses at December 31, 2015 and 2014, respectively.

6.                                      Capital Stock, Redeemable Convertible Preferred Stock, and Stockholders’ Equity

Capitalization

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

In November 2015, the Company sold 2,875,000 shares of common stock at a public offering price of $26.50 per share. Net proceeds from this offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $71.3 million.

7.                                      Stock-Based Compensation

Equity Incentive Plan (the “Plan”)

Effective July 2013, the Company adopted the 2013 Equity Incentive Plan, which was amended in November 2013 (the “2013 Plan”). The 2013 Plan provided for the granting of incentive stock options, non-statutory stock options and the issuance of restricted stock awards.  As of December 31, 2015, the Company reserved 1,544,615 shares of common stock authorized for issuance in connection with the 2013 Plan.  Certain options are eligible for exercise prior to vesting. Exercised but unvested shares are subject to repurchase by the Company at the initial exercise price.  In connection with the Company’s initial public offering, no further grants will be made under this plan and all remaining shares available for grant were transferred to the 2014 Equity Incentive Plan.

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

The Company has reserved 1,591,106 shares of its common stock to be issued under the 2014 Plan of which 711,286 shares were available for future issuance as of December 31, 2015.  Shares authorized will increase automatically on January 1 of each of 2015 through 2024 by the number of shares equal to 3.0% of the aggregate number of outstanding shares of the Company’s common stock as of the immediately preceding December 31. The Company’s Board may reduce the amount of the increase in any particular year. The 2014 Plan authorizes the award of stock options, restricted stock awards, or RSAs, stock appreciation rights, or SARs, restricted stock units, or RSUs, performance awards and stock bonuses.

The following table summarizes stock option activity under the Plan for the years ended December 31, 2015 and 2014:

			Average
		Weighted-	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic Value
	of Shares	Exercise Price	Term (in years)	(in thousands)
Outstanding at December 31, 2013	681,056	$1.18	9.92
Granted	1,579,970	8.50
Exercised	(114,818)	1.45
Forfeited and expired	(135,203)	3.65
Outstanding at December 31, 2014	2,011,005	6.75	9.47
Granted	536,534	25.62
Exercised	(68,644)	5.00
Forfeited and expired	(237,940)	9.33
Outstanding at December 31, 2015	2,240,955	$11.05	8.48	$40,021
Vested and expected to vest at December 31, 2015	2,150,604	$10.84	8.46	$38,815
Exercisable at December 31, 2015	899,167	$5.23	7.64	$20,875

As of December 31, 2015, there was $17.4 million of total unrecognized compensation expense related to options granted but not yet vested of which $3.2 million is attributable to non-employee awards and subject to re-measurement until vested.  The total unrecognized compensation expense of $17.4 million will be recognized as expense over a weighted-average period of 3.0 years.

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2015 and 2014 was $16.83 and $9.23 per share, respectively. The total fair value of stock options vested during the years ended December 31, 2015 and 2014 was $6.1 million and $2.3 million, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of option awards with the following weighted-average assumptions, certain of which are based on industry comparative information, for the period indicated:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Risk-free interest rate	1.78%	1.90%
Expected dividend yield	0%	0%
Expected stock price volatility	74.76%	86.22%
Expected term of options (in years)	6.0	6.5
Expected forfeiture rate	13.33%	5.98%

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

•                  Expected forfeiture rate: The Company’s estimated annual forfeiture rate is based on historical forfeiture experience of its various employee groups.

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

Share-based compensation expense recognized was as follows (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014
Research and development	$3,310	$2,002
General and administrative	2,844	1,047
	$6,154	$3,049

Restricted Stock

The stock-based compensation expense for restricted stock is determined based on the estimated fair value of the Company’s common stock on the grant date of the awards applied to the total number of awards that are anticipated to vest. During 2013, the Company granted 264,189 restricted stock awards and as of December 31, 2014 there were 170,622 shares expected to vest over the next 3 years.  During the year ended December 31, 2015, 66,048 restricted shares vested and the remaining 104,574 shares are expected to vest over the next 2 years.  Stock-based compensation for restricted stock was de minimis at their original grant date.

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

As of December 31, 2015, there were 149,600 shares of common stock reserved for future issuances under the ESPP. Any employee regularly employed by the Company for six months or more on a full-time or part-time basis (20 hours or more per week on a regular schedule) will be eligible to participate in the plan. The ESPP will operate in successive six month offering periods. Each eligible employee who has elected to participate may purchase up to 1,000 shares or $25,000 during each offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first trading day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last trading day of the offering period. The ESPP will continue for a period of ten years from the first purchase date under the plan unless otherwise terminated by the Board. As of December 31, 2015, no commencement date for the first offering period has been approved by the Board or compensation committee and no shares have been issued under the ESPP.

8.                                      Commitments and Contingencies

Operating Leases

The Company leases office space under operating leases for its location in South San Francisco, California and in Stamford, Connecticut. The Company’s lease agreements contain escalation clauses, accordingly, the Company straight-lines the rent expense over the lease term.  Rent expense under operating leases for the years ended December 31, 2015 and 2014 was $147,668 and $55,614, respectively

During December 2015, the Company vacated its original office space in Stamford, CT when it moved into new space, also in Stamford, CT. The Company does not anticipate that it will have use for the space prospectively, but has not terminated the lease and will continue to make the required monthly lease payments over the remaining term of the lease.  As a result, under ASC 840, a liability of $75,187 was recorded for costs that will continue to be incurred under the lease for its remaining term without economic benefit to the Company, less estimated sublease rentals that could be reasonably obtained.

Future minimum lease payments as of December 31, 2015 are as follows (in thousands):

Operating Leases
2016	$396
2017	675
2018	683
2019	670
2020	684
Thereafter	1,380
$4,488

The Company has the option to extend the term of its existing Stamford, CT lease for one additional five-year period, and it has an option to terminate the lease after 5.5 years subject to payment of an early termination fee which are excluded from the table above.

Array Collaboration

On July 3, 2013, the Company signed a multi-year strategic collaboration agreement with Array, and this agreement was subsequently amended on November 26, 2013, April 10, 2014, October 13, 2014, March 31, 2015 and February 18, 2016. Under the terms of the collaboration agreement, the Company obtained certain rights to Array’s tropomyosin receptor kinase (TRK) inhibitor program, as well as additional novel oncology targets, including LOXO-195, rearranged during transfection (RET) and fibroblast growth factor receptor (FGFR). The Company has worldwide commercial rights to each product candidate from the collaboration and Array participates in any potential successes through milestones and royalties.

With respect to the discovery and preclinical program, the collaboration agreement, as amended, runs through September 30, 2017, and the Company has the option to extend the term for up to one additional one-year renewal period by providing written notice to Array at least three months before the end of the initial discovery and preclinical development programs term.

Before the February 2016 amendment, in addition to LOXO-101, the parties designated 12 discovery targets, of which seven were selected for additional study in January 2015, which was to be reduced to four on or before January 2016. The Company had the option to maintain the total target number at five for an additional payment, and we exercised this option to maintain five discovery programs in January 2016. In the February 2016 amendment, the parties designated a total of six discovery targets. An additional payment was due at contract signing, satisfying a prior obligation of the April 2014 amendment.

As part of the agreement the Company agreed to pay Array a fixed amount per month, based on Array’s commitment to provide full-time equivalents and other support relating to the conduct of the discovery and preclinical development programs. See Note 10 for amounts the Company recorded in related-party research and development expenses.

Milestones

With respect to product candidates directed to TRK, including LOXO-101 and its back-up compounds, the Company could be required to pay Array up to $223 million in milestone payments, the substantial majority of which are due upon the achievement of commercial milestones. With respect to product candidates directed to targets other than TRK, the Company could be required to pay Array up to $213 million in milestone payments, the substantial majority of which are due upon the achievement of commercial milestones. In October 2015, the Company announced the enrollment of the first patient in its Phase 2 basket trial of LOXO-101.  As a result of this enrollment event, the Company incurred a $1.0 million milestone payment to Array.

Royalties

The Company is required to pay Array mid-single digit royalties on worldwide net sales of products. With respect to the royalty on products directed to targets other than TRK, the Company has the right to credit certain milestone payments against royalties on sales of products directed to such target.

Research and Development Arrangements

In the course of normal business operations, the Company enters into agreements with contract service organizations, or CROs, to assist in the performance of research and development and preclinical activities. Expenditures to CROs may represent a significant cost in preclinical and clinical development for the Company in future periods. The Company can elect to discontinue the work under these agreements at any time. The Company could also enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and even long-term commitments of cash.

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

The Company has not recorded a current or deferred income tax expense or benefit since its inception.

The Company’s loss before income taxes was $35.9 million and $20.7 million for the years ended December 31, 2015 and 2014, respectively, and was generated entirely in the United States.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014
Net operating losses	$20,086	$7,526
Accrued expenses	53	194
Acquired research and development	2,344	2,348
Research and development credits	1,899	688
Stock options	3,065	967
Other temporary differences	2	283
Gross deferred tax assets	27,449	12,006
Deferred tax valuation allowance	(27,449)	(12,006)
	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses since inception, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2015 and 2014. The valuation allowance increased by $15.4 million and $8.2 million for the years ended December 31, 2015 and 2014, respectively, due primarily to the generation of net operating losses during the periods.

A reconciliation of income tax benefit computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	December 31, 2015	December 31, 2014
U.S. statutory income tax rate	34%	34%
State income taxes, net of federal benefit	6.5	3.0
Permanent differences	(0.7)	(0.7)
Provision to return true-up	(0.1)	(0.1)
R&D credit carryforwards	3.3	3.3
Valuation allowance	(43.0)	(39.5)
Effective tax rate	—%	—%

As of December 31, 2015 and 2014, the Company had U.S. federal net operating loss carryforwards of $52.1 million and $20.3 million, respectively, which may be available to offset future income tax liabilities and will begin to expire at various dates starting in 2033. As of December 31, 2015 and 2014, the Company also had U.S. state net operating loss carryforwards of $40.2 million and $10.6 million, respectively, which may be available to offset future income tax liabilities and will begin to expire at various dates starting in 2033.

As of December 31, 2015, the Company had federal research and development tax credit carryforwards of $1.9 million available to reduce future tax liabilities which will begin to expire at various dates starting in 2034.

Under the provisions of the Internal Revenue Code, the NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, respectively, as well as similar state tax provisions. This could limit the amount of tax attributes that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.  The Company has completed several financings since its inception which may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, or could result in a change in control in the future.

The Company files income tax returns in the United States, and various state jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the period from May 9, 2013 (Date of Inception) to December 31, 2013 and for the years ended December 31, 2015 and 2014.  To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.

10.                               Related Party Transactions

The Company recorded related-party research and development expenses of $11.6 million and $7.6 million for the years ended December 31, 2015 and 2014, respectively, for services provided by Array under the collaboration agreement as described in further detail above in Note 8 to the Financial Statements.  As of December 31, 2015, the Company had $0.9 million in prepaid expenses to Array under the collaboration agreement for services that will be provided in subsequent periods. The Company had $0.1 million of accounts payable and accrued expenses related to Array at December 31, 2015.  As of December 31, 2015 Array has indicated that it is no longer a holder of more than 5% of the Company’s capital stock, therefore the Company will not report expenses with Array as a related party in future reporting periods, as applicable.

Dr. Lori Kunkel, a board member, had a consulting agreement with the Company to assist in the Company’s drug development process which was modified effective as of October 31, 2015, to provide that she receives only the standard director compensation for her services.  Dr. Kunkel was eligible to receive a maximum of $15,000 monthly for her consulting work.  Payments were expensed as incurred and recorded as a component of research and development expenses.  During the years ended December 31, 2015 and 2014, the Company recognized expense of $179,428 and $100,127 in accordance with the terms of the consulting agreement.

11.                           Subsequent Events

In February 2016 the Company and Array amended the collaboration agreement (see Note 8).

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to exemptions provided to issuers that are non-accelerated filers or qualify as an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013. Based upon the assessments, management has concluded that as of December 31, 2015 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Information required with respect to this Item 10 is set forth in the Proxy Statement for the 2016 Annual Meeting of Stockholders (“Proxy Statement”) under the headings “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics” and “Corporate Governance” and is incorporated herein by reference.

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

(a)                                 DOCUMENTS FILED AS PART OF THIS REPORT

The following is a list of our financial statements included in this Annual Report on Form 10-K under Item 8 of Part II hereof:

1.                                      FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2015 and 2014

Statements of Operations for the years ended December 31, 2015 and 2014

Statements of Comprehensive Loss for the years ended December 31, 2015 and 2014

Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity for the years ended December 31, 2015 and 2014

Statements of Cash Flows for the years ended December 31, 2015 and 2014

Notes to Financial Statements as of December 31, 2015 and 2014

(b)                                 EXHIBITS

		Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Date of First Filing	Exhibit No.
3.1	Restated Certificate of Incorporation	S-1/A	333-197123	July 21, 2014	3.2
3.2	Restated Bylaws	S-1/A	333-197123	July 21, 2014	3.4
4.1	Form of Common Stock Certificate.	S-1	333-197123	June 30, 2014	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated July 21, 2014, by and among the Registrant and certain of its stockholders, as amended.	S-1/A	333-197123	July 21, 2014	4.2
10.1	Form of Indemnification Agreement.	S-1/A	333-197123	July 21, 2014	10.1
10.2	2013 Equity Incentive Plan and forms of award agreements.	S-1/A	333-197123	July 30, 2014	10.2
10.3	2014 Equity Incentive Plan and forms of award agreements.	S-1/A	333-197123	July 21, 2014	10.3
10.4	2014 Lease Agreement by and between Kashiwa Fudosan America, Inc. and the Registrant, dated as of April 1, 2014.	S-1	333-197123	June 30, 2014	10.4
10.5	Offer Letter, dated as of November 15, 2013, by and between the Registrant and Joshua H. Bilenker, M.D.	S-1	333-197123	June 30, 2014	10.5
10.6	2013 Sub-Lease Agreement by and between Tyr Energy, Inc. and the Registrant, dated as of November 22, 2013.	S-1	333-197123	June 30, 2014	10.6
10.7†	Drug Discovery and Collaboration Agreement, dated July 3, 2013, between Registrant and Array BioPharma Inc., as amended by Amendment No. 1 to Drug Discovery and Collaboration Agreement, dated November 26, 2013, and Amendment No. 2 to Drug Discovery and Collaboration Agreement, dated April 10, 2014.	S-1	333-197123	June 30, 2014	10.7
10.8	Founder’s Restricted Stock Purchase Agreement, dated June 28, 2013, by and between the Registrant and Joshua H. Bilenker, M.D.	S-1	333-197123	June 30, 2014	10.8
10.9	2014 Employee Stock Purchase Plan.	S-1/A	333-197123	July 21, 2014	10.9
10.10	Offer Letter, dated as of July 1, 2014, by and between the Registrant and Dov A. Goldstein, M.D.	S-1/A	333-197123	July 21, 2014	10.10
10.11†	Amendment No. 3 to Drug Discovery and Collaboration Agreement, dated October 3, 2014.	10-K	001-36562	March 27, 2015	10.11
10.12	Transition and Separation Agreement, dated March 19, 2015, between the Registrant and Dov A. Goldstein, M.D.	8-K	001-36562	March 19, 2015	99.1
10.13	Offer Letter by and between Loxo and Jennifer Burstein dated March 27, 2015.	10-Q	001-36562	May 14, 2015	10.2
10.14†	Amendment No. 4 to Drug Discovery and Collaboration Agreement, dated March 31, 2015	10-Q	001-36562	May 14, 2015	10.3
10.15	Office Lease Agreement by and between One Stamford Plaza Owner, LLC, and the Registrant, dated as of October 6, 2015	10-Q	001-36562	November 10, 2015	10.1
10.16*†	Amendment No. 5 to Drug Discovery and Collaboration Agreement, dated February 18, 2016
10.17*†	Separation and Consulting Agreements by and between Dr. Jennifer Low and the Registrant
23.1*	Consent of independent registered public accounting firm.
24.1*	Power of Attorney. (Included in page II-6 to the registration statement on Form S-1 filed previously.)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

† Confidential treatment requested

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOXO ONCOLOGY, INC.

Dated: March 15, 2016
	By:	/s/Joshua H. Bilenker, M.D.
Joshua H. Bilenker, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOXO ONCOLOGY, INC.

Dated: March 15, 2016
	By:	/s/ Jennifer Burstein
Jennifer Burstein
Vice President of Finance
(Principal Accounting Officer and Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joshua H. Bilenker and Jennifer Burstein, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joshua H. Bilenker, M.D.	President, Chief Executive Officer and	March 15, 2016
Joshua H. Bilenker, M.D.	Director (Principal Executive Officer)

/s/ Jennifer Burstein	Vice President of Finance	March 15, 2016
Jennifer Burstein	(Principal Accounting Officer and
Principal Financial Officer)

/s/ James Barrett, Ph.D.	Director	March 15, 2016
James Barrett, Ph.D.

/s/ David Bonita, M.D.	Director	March 15, 2016
David Bonita, M.D.

/s/ Steven A. Elms	Director	March 15, 2016
Steven A. Elms

/s/ Keith T. Flaherty, M.D	Director	March 15, 2016
Keith T. Flaherty, M.D.

/s/ Alan Fuhrman	Director	March 15, 2016
Alan Fuhrman

/s/ Lori Kunkel, M.D.	Director	March 15, 2016
Lori Kunkel, M.D.

/s/ Timothy Mayleben	Director	March 15, 2016
Timothy Mayleben

/s/ Avi Z. Naider	Director	March 15, 2016
Avi Z. Naider