Form 10-Q
period 2016-03-31
Loxo Oncology, Inc.
filed 2016-05-04
CIK 1581720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

Or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-36562

LOXO ONCOLOGY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-2996673
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

281 Tresser Blvd., 9th Floor
Stamford, CT	06901
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 653-3880

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NASDAQ Global Market

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Common Stock, $0.0001 par value	Shares outstanding as of April 30, 2016: 19,708,528

PART I

ITEM 1.  FINANCIAL STATEMENTS

LOXO ONCOLOGY, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
	(unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$47,547	$68,177
Short-term investments	97,296	85,715
Prepaid expenses with related party	—	922
Other prepaid expenses and current assets	2,411	1,830
Total current assets	147,254	156,644
Property and equipment, net	303	88
Other assets	496	726
Total assets	$148,053	$157,458
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$758	$269
Accrued expenses and other current liabilities	2,147	2,584
Total liabilities	2,905	2,853
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 125,000,000 shares authorized; 19,690,710 and 19,577,707 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	223,540	221,457
Accumulated deficit	(78,435)	(66,838)
Accumulated other comprehensive income (loss)	41	(16)
Total stockholders’ equity	145,148	154,605
Total liabilities and stockholders’ equity	$148,053	$157,458

See accompanying notes to unaudited condensed financial statements.

LOXO ONCOLOGY, INC.

Condensed Statements of Operations

(unaudited)

(in thousands, except share and per share amounts)

	Three Months	Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015

Operating expenses:
Research and development with related party	$—	$1,918
Research and development	8,356	1,915
General and administrative	3,394	2,392
Total operating expenses and loss from operations	(11,750)	(6,225)
Interest income, net	153	43
Net loss	$(11,597)	$(6,182)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.59)	$(0.38)
Weighted average shares outstanding, basic and diluted	19,544,748	16,474,269

See accompanying notes to unaudited condensed financial statements.

LOXO ONCOLOGY, INC.

Condensed Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015

Net loss	$(11,597)	$(6,182)
Other comprehensive income:
Unrealized gain on available for sale securities	57	21
Comprehensive loss	$(11,540)	$(6,161)

See accompanying notes to unaudited condensed financial statements.

LOXO ONCOLOGY, INC.

Condensed Statement of Stockholders’ Equity

(unaudited)

For the period from January 1, 2016 to March 31, 2016

(in thousands except share and per share amounts)

	Stockholders’ Equity
	Common Stock				Accumulated
		$0.0001	Additional		Other	Total
		Par	Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2016	19,577,707	$2	$221,457	$(66,838)	$(16)	$154,605
Stock-based compensation expense	—	—	1,342	—	—	1,342
Stock option exercises	113,003	—	741	—	—	741
Other comprehensive income	—	—	—	—	57	57
Net loss	—	—	—	(11,597)	—	(11,597)
Balance at March 31, 2016	19,690,710	$2	$223,540	$(78,435)	$41	$145,148

See accompanying notes to unaudited condensed financial statements.

LOXO ONCOLOGY, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Operating activities:
Net loss	$(11,597)	$(6,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium and discounts on investments	107	59
Depreciation of property and equipment	14	1
Stock-based compensation	1,342	1,049
Changes in operating assets and liabilities:
Prepaid expenses and other assets	571	271
Accounts payable	489	46
Accrued expenses and other current liabilities	(437)	(524)
Net cash used in operating activities	(9,511)	(5,280)
Investing activities:
Purchases of available-for-sale securities	(43,499)	(10,275)
Proceeds from maturing available-for-sale securities	31,868	8,900
Purchase of property and equipment	(229)	(20)
Net cash used in investing activities	(11,860)	(1,395)
Financing activities:
Proceeds from the exercise of stock options	741	—
Net cash provided by financing activities	741	—
Net decrease in cash and cash equivalents	(20,630)	(6,675)
Cash and cash equivalents—beginning of period	68,177	43,930
Cash and cash equivalents—end of period	$47,547	$37,255

See accompanying notes to unaudited condensed financial statements.

LOXO ONCOLOGY, INC.

Notes to Unaudited Condensed Financial Statements

March 31, 2016

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

Liquidity

At March 31, 2016, the Company had working capital of $144.3 million, an accumulated deficit of $78.4 million and cash, cash equivalents and investments of $144.8 million.  The Company has not generated any product revenues and has not achieved profitable operations.  There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis.  In addition, development activities, clinical and pre-clinical testing, and commercialization of the Company’s products will require significant additional capital.

The Company believes that its existing cash, cash equivalents, and investments will be sufficient to enable the Company to continue as a going-concern for a reasonable period of time beyond March 31, 2016.  However, the Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of its planned research and development activities.  If the Company is unable to obtain additional financing or generate license or product revenue, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

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

Unaudited Interim Financial Information

The accompanying balance sheet as of December 31, 2015, was derived from the Company’s audited financial statements included in Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2016.  It is suggested that the interim unaudited condensed financial statements be read in conjunction with the annual financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K.

The accompanying balance sheet as of March 31, 2016, the statements of operations for the three months ended March 31, 2016 and 2015, the statements of comprehensive loss for the three months ended March 31, 2016 and 2015, the statement of stockholders’ equity for the period from January 1, 2016 to March 31, 2016 and the statements of cash flows for the three months ended March 31, 2016 and 2015 are unaudited.

The interim unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2016, the results of its operations for the three months ended March 31, 2016 and 2015 and its cash flows for the three months ended March 31, 2016 and 2015.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2015 included in the Company’s Form 10-K filed with the SEC on March 15, 2016.  Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, accounting for forfeitures and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company in the first quarter of 2017 and will be applied either prospectively, retrospectively or using a modified retrospective transition approach depending on the area covered in this update. The Company is currently in the process of assessing the impact of ASU 2016-09 on the Company’s financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact the standard may have on the Company’s financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2017 and early adoption is not permitted. The Company is currently evaluating the impact that the standard will have on the Company’s financial statements and related disclosures.

3.                                      Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except share and per share data):

	Three Months	Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015
Basic and diluted net loss per common share calculation:
Net loss	$(11,597)	$(6,182)
Weighted average common shares outstanding — basic and diluted	19,544,748	16,474,269
Net loss per share of common stock — basic and diluted	$(0.59)	$(0.38)

The following outstanding securities at March 31, 2016 and 2015 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	2016	2015
Unvested restricted stock	88,062	154,110
Stock options	2,208,452	2,030,042
	2,296,514	2,184,152

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

(amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2016
Overnight repurchase agreements	$16,750	$—	$—	$16,750
Money market funds	20,025	—	—	20,025
Government enterprise debt securities	3,007	—	—	3,007
Total included in cash and cash equivalents	39,782	—	—	39,782

Government enterprise debt securities	71,605	31	—	71,636
US Government debt securities	25,650	10	—	25,660
Short-term available-for-sale securities	97,255	41	—	97,296

Total fair value financial instruments	$137,037	$41	$—	$137,078

December 31, 2015
Overnight repurchase agreements	$16,750	$—	$—	$16,750
Money market funds	10,270	—	—	10,270
Government enterprise debt securities	33,207	1	(2)	33,206
Total included in cash and cash equivalents	60,227	1	(2)	60,226

Government enterprise debt securities	73,193	10	(20)	73,183
US Government debt securities	12,537	—	(5)	12,532
Short-term available-for-sale securities	85,730	10	(25)	85,715

Total fair value financial instruments	$145,957	$11	$(27)	$145,941

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

The Company’s financial assets measured at fair value on a recurring basis at March 31, 2016 were as follows (in thousands):

	Fair Value Measurements at Measurement Date:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total As Of March 31, 2016

Assets:
Government enterprise debt securities	$—	$74,643	$—	$74,643
Overnight repurchase agreements	16,750	—	—	16,750
Money market funds	20,025	—	—	20,025
US Government debt securities	25,660	—	—	25,660
Totals	$62,435	$74,643	$—	$137,078

The Company’s financial assets measured at fair value on a recurring basis at December 31, 2015 were as follows (in thousands):

	Fair Value Measurements at Measurement Date:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total As Of December 31, 2015

Assets:
Government enterprise debt securities	$—	$106,389	$—	$106,389
Overnight repurchase agreements	16,750	—	—	16,750
Money market funds	10,270	—	—	10,270
US Government debt securities	12,532	—	—	12,532
Totals	$39,552	$106,389	$—	$145,941

There were no items that were accounted for at fair value on a non-recurring basis for the three months ended March 31, 2016 and 2015.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents.  At March 31, 2016 and December 31, 2015, the Company’s cash and cash equivalents were held by two financial institutions and the amounts on deposit were in excess of Federal Deposit Insurance Company insurance limits.  The Company mitigates this risk by depositing its uninsured cash in major well capitalized financial institutions, and by investing excess operating cash in overnight repurchase agreements which are 100% collateralized by U.S. government backed securities with the Company’s bank.  The Company has not recognized any losses on its cash and cash equivalents.

5.                                      Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Research and development expenses	$1,324	$1,512
General and administrative expenses	823	1,072
	$2,147	$2,584

Included in the above amounts is $0.3 million and $1.1 million of accrued bonuses at March 31, 2016 and December 31, 2015, respectively.

6.                                      Stock-Based Compensation

Effective July 2013, the Company adopted the 2013 Equity Incentive Plan, which was amended in November 2013 (the “2013 Plan”). The 2013 Plan provided for the granting of incentive stock options, non-statutory stock options and the issuance of restricted stock awards. As of March 31, 2016, the Company reserved 1,544,615 shares of common stock authorized for issuance in connection with the 2013 Plan.  Certain options are eligible for exercise prior to vesting. Exercised but unvested shares are subject to repurchase by the Company at the initial exercise price.  In connection with the Company’s initial public offering, no further grants will be made under this plan and all remaining shares available for grant were transferred to the 2014 Equity Incentive Plan.

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

The Company has reserved 2,178,437 shares of its common stock to be issued under the 2014 Plan of which 1,218,117 shares were available for future issuance as of March 31, 2016.  Shares authorized will increase automatically on January 1 of each of 2015 through 2024 by the number of shares equal to 3.0% of the aggregate number of outstanding shares of the Company’s common stock as of the immediately preceding December 31.  The Company’s Board may reduce the amount of the increase in any particular year.  The 2014 Plan authorizes the award of stock options, restricted stock awards, or RSAs, stock appreciation rights, or SARs, restricted stock units, or RSUs, performance awards and stock bonuses.

The following table summarizes stock option activity under the 2014 Plan for the period from January 1, 2016 through March 31, 2016:

			Average
		Weighted-	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic Value
	of Shares	Exercise Price	Term (in years)	(in thousands)
Outstanding at January 1, 2016	2,240,955	$11.05	8.48	$40,021
Granted	80,500	20.56
Exercised	(113,003)	6.56
Forfeited and expired	—	—
Outstanding at March 31, 2016	2,208,452	$11.63	8.57	$36,084
Vested and expected to vest at March 31, 2016	2,080,758	$11.31	8.55	$34,580
Exercisable at March 31, 2016	901,956	$6.14	7.11	$16,051
Weighted-average grant date fair value of options granted during the three months ended March 31, 2016	$14.59

As of March 31, 2016, there was $17.1 million of total unrecognized compensation expense related to options granted but not yet vested of which $3.3 million is attributable to non-employee awards and subject to re-measurement until vested.  The total unrecognized compensation expense of $17.1 million will be recognized as expense over a weighted-average period of 2.9 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of option awards with the following weighted-average assumptions, certain of which are based on industry comparative information, for the period indicated:

Three Months Ended March 31, 2016
Risk-free interest rate	1.56%
Expected dividend yield	0%
Expected stock price volatility	76.82%
Expected term of options (in years)	7.20
Expected forfeiture rate	12.95%

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

Share-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Research and development	$297	$462
General and administrative	1,045	587
	$1,342	$1,049

7.                                      Commitments and Contingencies

Operating Leases

The Company leases office space under operating leases for its location in South San Francisco, California and in Stamford, Connecticut. The Company’s lease agreements contain escalation clauses, accordingly, the Company straight-lines the rent expense over the lease term.  Rent expense under operating leases for the three months ended March 31, 2016 and 2015 was $178,976 and $32,510, respectively.

Future minimum lease payments as of March 31, 2016 are as follows (in thousands):

Operating Leases
2016	$363
2017	675
2018	683
2019	670
2020	684
Thereafter	1,380
$4,455

The Company has the option to extend the term of its existing Stamford, CT lease for one additional five-year period, and it has an option to terminate the lease after 5.5 years subject to payment of an early termination fee both of which are excluded from the table above.

Array Collaboration

On July 3, 2013, the Company signed a multi-year strategic collaboration agreement with Array, and this agreement was subsequently amended on November 26, 2013, April 10, 2014, October 13, 2014, March 31, 2015 and February 18, 2016.  Under the terms of the collaboration agreement, the Company obtained certain rights to Array’s tropomyosin receptor kinase (TRK) inhibitor program, as well as additional novel oncology targets, including LOXO-195, rearranged during transfection (RET), and fibroblast growth factor receptor (FGFR).  The Company has worldwide commercial rights to each product candidate from the collaboration and Array participates in any potential successes through milestones and royalties.

With respect to the discovery and preclinical program, the collaboration agreement, as amended, runs through September 30, 2017, and the Company has the option to extend the term for up to one additional one-year renewal period by providing written notice to Array at least three months before the end of the initial discovery and preclinical development programs term.

Before the February 2016 amendment, in addition to LOXO-101, the parties designated 12 discovery targets, of which seven were selected for additional study in January 2015, which was to be reduced to four on or before January 2016.  The Company had the option to maintain the total target number at five for an additional payment, and the Company exercised this option to maintain five discovery programs in January 2016. In the February 2016 amendment, the parties designated a total of six discovery targets. An additional payment was due at contract signing, satisfying a prior obligation of the April 2014 amendment.

As part of the agreement the Company agreed to pay Array a fixed amount per month, based on Array’s commitment to provide full-time equivalents and other support relating to the conduct of the discovery and preclinical development programs.  See Note 8 for amounts the Company recorded in related party research and development expenses for the three months ended March 31, 2015.  The Company incurred $3.3 million of research and development expenses under the Array Agreement for the three months ended March 31, 2016.

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

8.                                     Related Party Transactions

As of December 31, 2015, Array had indicated that it is no longer a holder of more than 5% of the Company’s common stock, therefore, the Company is not reporting expenses with Array as related-party research and development expense for the three months ended March 31, 2016.  The Company recorded related-party research and development expenses of $1.9 million for the three months ended March 31, 2015 for services provided by Array under a collaboration agreement.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The interim unaudited condensed financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2015 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the SEC on March 15, 2016.  As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Loxo” refer to Loxo Oncology, Inc.

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

With our scientific knowledge, collaborative partnerships and targeted approach, we are developing multiple small molecule therapeutics utilizing focused clinical development strategies in well-defined patient populations. LOXO-101, the only selective TRK inhibitor currently in clinical development, is being evaluated in a global Phase 2 multi-center basket study in patients with solid tumors that harbor TRK gene fusions. LOXO-101 is also being evaluated in an ongoing Phase 1 clinical trial and a Phase 1 trial in pediatric patients.  We also have pre-clinical programs in development, through our collaboration with Array BioPharma, for LOXO-195, RET, FGFR and other targets.

Since inception, we have incurred significant operating losses. Our net loss for the three months ended March 31, 2016 was $11.6 million, including approximately $8.4 million of total research and development expenses, and approximately $3.4 million of total general and administrative expenses. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the discovery, development and clinical trials of, and seek regulatory approval for and pursue potential commercialization of, our product candidates. In addition, we will also incur additional expenses if and as we enter into additional collaboration agreements, acquire or in-license products and technologies, expand our collaboration with Array, establish sales, marketing and distribution infrastructure and/or expand and protect our intellectual property portfolio.

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

In April 2016, we presented updated data from the Phase 1 trial at the 2016 American Association for Cancer Research (AACR) Annual Meeting in New Orleans, and also in April 2016, we published a case report in the online edition of the peer-reviewed journal Pediatric Blood and Cancer, co-authored with Nemours Children’s Hospital, Northwestern University and St. Jude Children’s Research Hospital, describing a partial response in the first patient with a TRK fusion cancer enrolled in the pediatric Phase 1 dose-escalation trial of LOXO-101.

Liquidity

Our financial statements and related disclosures have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Accordingly, the financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.  We have not generated any revenues and have not yet achieved profitable operations.  There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.  In addition, development activities, clinical and preclinical testing, and commercialization of our products will require significant additional financing.  Our accumulated deficit at March 31, 2016 was approximately $78.4 million, and management expects to incur substantial and increasing losses in future periods.  Our ability to successfully pursue our business is subject to certain risks and uncertainties, including among others, uncertainty of product development, competition from third parties, uncertainty of capital availability, uncertainty in our ability to enter into agreements with collaborative partners, dependence on third parties, and dependence on key personnel.  We plan to finance future operations with a combination of proceeds from the issuance of equity, debt, licensing fees, and revenues from future product sales, if any.  We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our planned products.  We believe that our existing cash, cash equivalents and investments as of March 31, 2016 will be sufficient to enable us to continue as a going concern for a reasonable period of time beyond March 31, 2017.

Components of Operating Results

Revenue

To date, we have not generated any revenues.  Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates.

Research and Development Expenses with Related Party

For the three months ended March 31, 2015, our research and development expenses with Array, a related party, relate to discovery, preclinical and manufacturing activities as defined within our collaboration agreement with Array.  As of December 31, 2015, Array has indicated that it is no longer a holder of more than 5% of our capital stock, therefore, we are not reporting expenses with Array for the three months ended March 31, 2016 as research and development expenses with related party.

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

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. In accordance with GAAP, we base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  We believe there have been no significant changes in our critical accounting policies as discussed in our Form 10-K filed on March 15, 2016 with the SEC.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015 (in thousands)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Change
	(unaudited)	(unaudited)
Operating expenses:
Research and development with related party	$—	$1,918	$(1,918)
Research and development	8,356	1,915	6,441
General and administrative	3,394	2,392	1,002
Total operating expenses and loss from operations	$(11,750)	$(6,225)	$(5,525)

Research and development expenses with related party

There were no research and development expenses with related party for the three months ended March 31, 2016, compared to $1.9 million for the three months ended March 31, 2015.  This decrease is due to the fact that Array is no longer a holder of more than 5% of our capital stock, therefore we are not reporting expenses with Array for the three months ended March 31, 2016 as research and development expenses with related party.

Research and development expenses

Research and development expenses were $8.4 million for the three months ended March 31, 2016, compared to $1.9 million for the three months ended March 31, 2015.  The increase was due to the inclusion of Array expenditures totaling $3.3 million in research and development expense for the three months ended March 31, 2016 rather than in research and development expense with related party. The increase in Array expenditures compared to the amount included in research and development expense with related party in the three months ended March 31, 2015 was primarily related to additional full-time equivalents and other support dedicated to discovery, preclinical, and manufacturing activities at Array.  The remaining increase in research and development expense is due to timing in which our clinical development efforts expanded during 2015 and into 2016 including site and patient enrollment in our Phase 1 and Phase 2 clinical trials for LOXO-101.  We also increased our internal headcount during 2015 and into 2016. As a result, we also had increases in our clinical and preclinical costs and employment costs of $3.2 million and $0.2 million, respectively, offset by a small reduction in our stock-based compensation of $0.2 million.

General and administrative expenses

General and administrative expenses were $3.4 million for the three months ended March 31, 2016, compared to $2.4 million for the three months ended March 31, 2015.  The increase was primarily due to increases in our employment costs, professional fees, and stock-based compensation expense of $0.2 million, $0.3 million, and $0.5 million, respectively.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations.  We incurred a net loss of $11.6 million for the three months ended March 31, 2016.  Net cash used in operating activities was $9.5 million during the three months ended March 31, 2016.  At March 31, 2016, we had an accumulated deficit of $78.4 million, and working capital of $144.3 million.  We had cash, cash equivalents and investments of $144.8 million at March 31, 2016.  Historically, we have financed our operations principally through private placements of preferred stock, our initial public offering of common stock and a follow-on offering of common stock in November 2015.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2016	2015
	(unaudited)	(unaudited)
Net cash (used in) provided by:
Operating activities	$(9,511)	$(5,280)
Investing activities	(11,860)	(1,395)
Financing activities	741	—
Net decrease in cash and cash equivalents	$(20,630)	$(6,675)

Net cash used in operating activities

Net cash used in operating activities was $9.5 million for the three months ended March 31, 2016 and consisted primarily of a net loss of $11.6 million.  This was offset by noncash expenses of $1.5 million, primarily attributable to stock-based-compensation expense.

Net cash used in operating activities was $5.3 million during the three months ended March 31, 2015 and consisted primarily of a net loss of $6.2 million.  These decreases were offset by noncash expenses of $1.1 million, primarily attributable to stock-based compensation expense.

Net cash used in investing activities

Net cash used in investing activities for the three months ended March 31, 2016 totaled $11.9 million and consisted primarily of $43.5 million of available for sale security purchases offset by $31.9 million of proceeds from maturing available-for-sale securities.

Net cash used in investing activities for the three months ended March 31, 2015 totaled $1.4 million and consisted primarily of $10.3 million of available for sale security purchases offset by $8.9 million of proceeds from maturing available-sale-securities.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2016 consisted of $0.7 million of proceeds from the exercise of employee stock options.

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

We believe that, based upon our current operating plan, our existing capital resources will be sufficient to fund our anticipated operations well into 2018 including ongoing development of LOXO-101 into the Phase 2 basket trial, as well as discovery and development activities into Phase 1 trials for two additional product candidates, with additional resources available for other discovery and development activities.  However, we anticipate that we will need to raise substantial additional capital in the future to fund our operations.  In order to meet these additional cash requirements, we may incur debt, license certain intellectual property and seek to sell additional equity or convertible securities that may result in dilution to our stockholders.  If we raise additional funds through the issuance of equity or convertible securities, these securities could have rights or preferences senior to those of our common stock and could contain covenants that restrict our operations.  There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all.  Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

Purchase Commitments

Other than amounts due for the leases of our locations in Stamford, CT and South San Francisco, CA offices (see Note 7 to the financial statements) and under the Array collaboration agreement, as described below, we have no material non-cancelable purchase commitments with contract manufacturers or service providers as we have generally contracted on a cancelable basis.

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

As part of the Array Agreement, as amended, we agreed to pay Array a fixed amount per month, based on Array’s commitment to provide full-time equivalents and other support relating to the conduct of the discovery and preclinical development programs. We recorded related-party research and development expenses for the three months ended March 31, 2016 and 2015 of $0 and $1.9 million, respectively, for services provided by Array under the collaboration agreement.  As of December 31, 2015, Array has indicated that it is no longer a holder of more than 5% of our capital stock, therefore, we will not report expenses with Array as a related party in future reporting periods, as applicable.  For the three months ended March 31, 2016, we recorded $3.3 million of research and development expenses under the Array Agremeent.

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

Off-Balance Sheet Arrangements

Through March 31, 2016, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of March 31, 2016 and December 31, 2015, we had cash and cash equivalents and investments of $144.8 million and $153.9 million, respectively, consisting of money market funds, certificates of deposit, overnight repurchase agreements, government enterprise debt securities and US Government debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of US interest rates, particularly because our investments are in marketable debt securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our available-sale-securities until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on our evaluation, we believe that our disclosure controls and procedures as of March 31, 2016 are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our first fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $11.6 million for the three months ended March 31, 2016. As of March 31, 2016, we had an accumulated deficit of $78.4 million.  We have focused primarily on our discovery collaboration with Array and developing our product candidates. We have initiated clinical development of our lead product candidate, LOXO-101, and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To date, we have financed our operations primarily through private placements of our convertible preferred stock, our initial public offering and our follow-on public offering. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a disease with a patient population of fewer than 200,000 individuals in the United States. LOXO-101 was designated by the FDA as an orphan drug for the treatment of soft tissue sarcoma by the FDA and the EMA. There can be no assurance that any of our other product candidates will be designated as an orphan drug status.

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

We are an early-stage clinical development company with a limited operating history and, as of March 31, 2016, had twenty employees. We are highly dependent on the research and development, clinical and business development expertise of Joshua H. Bilenker, M.D. our President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

As of March 31, 2016, our executive officers and directors, combined with our stockholders who individually own more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 74.4% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

As of March 31, 2016, there were 1,218,117 shares of our common stock available for future grant under our 2014 Equity Incentive Plan.  Additionally, as of March 31, 2016, there were outstanding options to purchase up to 2,208,452 shares of our common stock. Any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting for the year ended December 31, 2016. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

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

In November 2015, we issued 2,875,000 shares of common stock at a public offering price of $26.50 per share, which included the exercise in full by the underwriters of their option to purchase 375,000 additional shares of common stock to cover over-allotments.  There has been no material change in the planned use of proceeds as described in our prospectus supplement filed with the SEC on November 12, 2015 pursuant to Rule 424(b).

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

Date: May 4, 2016

LOXO ONCOLOGY, INC.

By:	/s/ Joshua H. Bilenker, M.D.
Joshua H. Bilenker, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2016

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