Form 10-Q
period 2016-06-30
Loxo Oncology, Inc.
filed 2016-08-03
CIK 1581720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Common Stock, $0.0001 par value	Shares outstanding as of July 31, 2016: 21,664,333

PART I

ITEM 1.  FINANCIAL STATEMENTS

LOXO ONCOLOGY, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$52,906	$68,177
Short-term investments	118,831	85,715
Prepaid expenses with related party	—	922
Other prepaid expenses and current assets	2,753	1,830
Total current assets	174,490	156,644
Property and equipment, net	291	88
Other assets	440	726
Total assets	$175,221	$157,458
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$677	$269
Accrued expenses and other current liabilities	5,119	2,584
Total liabilities	5,796	2,853
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 125,000,000 shares authorized; 21,654,688 and 19,577,707 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	263,680	221,457
Accumulated deficit	(94,351)	(66,838)
Accumulated other comprehensive income (loss)	94	(16)
Total stockholders’ equity	169,425	154,605
Total liabilities and stockholders’ equity	$175,221	$157,458

See accompanying notes to unaudited condensed financial statements.

LOXO ONCOLOGY, INC.

Condensed Statements of Operations

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Operating expenses:
Research and development with related party	$—	$2,919	$—	$4,837
Research and development	12,331	2,793	20,687	4,708
General and administrative	3,786	2,387	7,180	4,779
Total operating expenses and loss from operations	(16,117)	(8,099)	(27,867)	(14,324)
Interest income, net	201	43	354	86
Net loss	$(15,916)	$(8,056)	$(27,513)	$(14,238)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.77)	$(0.49)	$(1.36)	$(0.86)
Weighted average shares outstanding, basic and diluted	20,587,848	16,540,764	20,177,162	16,507,700

See accompanying notes to unaudited condensed financial statements.

LOXO ONCOLOGY, INC.

Condensed Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net loss	$(15,916)	$(8,056)	$(27,513)	$(14,238)
Other comprehensive income:
Unrealized gain on available for sale securities	53	10	110	31
Comprehensive loss	$(15,863)	$(8,046)	$(27,403)	$(14,207)

See accompanying notes to unaudited condensed financial statements.

LOXO ONCOLOGY, INC.

Condensed Statement of Stockholders’ Equity

(unaudited)

For the period from January 1, 2016 to June 30, 2016

(in thousands, except share and per share amounts)

	Stockholders’ Equity
	Common Stock				Accumulated
		$0.0001	Additional		Other	Total
		Par	Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2016	19,577,707	$2	$221,457	$(66,838)	$(16)	$154,605
Stock-based compensation expense	—	—	2,629	—	—	2,629
Stock option exercises	150,731	—	861	—	—	861
Issuance of common stock, net of issuance costs	1,926,250	—	38,733	—	—	38,733
Other comprehensive income	—	—	—	—	110	110
Net loss	—	—	—	(27,513)	—	(27,513)
Balance at June 30, 2016	21,654,688	$2	$263,680	$(94,351)	$94	$169,425

See accompanying notes to unaudited condensed financial statements.

LOXO ONCOLOGY, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Operating activities:
Net loss	$(27,513)	$(14,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium and discounts on investments	246	153
Depreciation of property and equipment	28	4
Stock-based compensation	2,629	2,684
Changes in operating assets and liabilities:
Prepaid expenses and other assets	285	102
Accounts payable	408	176
Accrued expenses and other current liabilities	2,535	(108)
Net cash used in operating activities	(21,382)	(11,227)
Investing activities:
Purchases of available-for-sale securities	(102,672)	(36,676)
Proceeds from maturing available-for-sale securities	69,420	40,400
Purchase of property and equipment	(231)	(71)
Net cash (used in) provided by investing activities	(33,483)	3,653
Financing activities:
Proceeds from issuance of common stock, net	38,733	—
Proceeds from the exercise of stock options	861	279
Net cash provided by financing activities	39,594	279
Net decrease in cash and cash equivalents	(15,271)	(7,295)
Cash and cash equivalents—beginning of period	68,177	43,930
Cash and cash equivalents—end of period	$52,906	$36,635
Supplemental schedule of noncash financing activities:
Reclassification of share repurchase obligation	$—	$37

See accompanying notes to unaudited condensed financial statements.

LOXO ONCOLOGY, INC.

Notes to Unaudited Condensed Financial Statements

June 30, 2016

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

Liquidity

At June 30, 2016, the Company had working capital of $168.7 million, an accumulated deficit of $94.4 million and cash, cash equivalents and investments of $171.7 million.  The Company has not generated any product revenues and has not achieved profitable operations.  There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis.  In addition, development activities, clinical and pre-clinical testing, and commercialization of the Company’s products will require significant additional capital.

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

The accompanying balance sheet as of June 30, 2016, the statements of operations for the three and six months ended June 30, 2016 and 2015, the statements of comprehensive loss for the three and six months ended June 30, 2016 and 2015, the statement of stockholders’ equity for the period from January 1, 2016 to June 30, 2016 and the statements of cash flows for the six months ended June 30, 2016 and 2015 are unaudited.

The interim unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2016, the results of its operations for the three and six months ended June 30, 2016 and 2015 and its cash flows for the six months ended June 30, 2016 and 2015.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (“ASU 2016-13”), which introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses.  ASU 2016-13 will apply to (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and other off-balance sheet credit exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income, and (4) beneficial interests in securitized financial assets.  ASU 2016-13 will be effective in fiscal years beginning after December 15, 2019 including interim periods within those fiscal years.  The Company is currently in the process of assessing the impact of ASU 2016-13 on the Company’s financial statements and related disclosures.

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

3.                                      Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Basic and diluted net loss per common share calculation:
Net loss	$(15,916)	$(8,056)	$(27,513)	$(14,238)
Weighted average common shares outstanding — basic and diluted	20,587,848	16,540,764	20,177,162	16,507,700
Net loss per share of common stock — basic and diluted	$(0.77)	$(0.49)	$(1.36)	$(0.86)

The following outstanding securities at June 30, 2016 and 2015 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	2016	2015
Unvested restricted stock	71,550	137,598
Stock options	2,255,419	1,977,773
	2,326,969	2,115,371

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

(amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
June 30, 2016
Overnight repurchase agreements	$29,250	$—	$—	$29,250
Money market funds	14,225	—	—	14,225
Government enterprise debt securities	—	—	—	—
Total included in cash and cash equivalents	43,475	—	—	43,475

Government enterprise debt securities	91,398	71	—	91,469
US Government debt securities	27,339	23	—	27,362
Short-term available-for-sale securities	118,737	94	—	118,831

Total fair value financial instruments	$162,212	$94	$—	$162,306

December 31, 2015
Overnight repurchase agreements	$16,750	$—	$—	$16,750
Money market funds	10,270	—	—	10,270
Government enterprise debt securities	33,207	1	(2)	33,206
Total included in cash and cash equivalents	60,227	1	(2)	60,226

Government enterprise debt securities	73,193	10	(20)	73,183
US Government debt securities	12,537	—	(5)	12,532
Short-term available-for-sale securities	85,730	10	(25)	85,715

Total fair value financial instruments	$145,957	$11	$(27)	$145,941

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

The Company’s financial assets measured at fair value on a recurring basis at June 30, 2016 were as follows (in thousands):

	Fair Value Measurements at Measurement Date:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total As Of June 30, 2016

Assets:
Government enterprise debt securities	$—	$91,469	$—	$91,469
Overnight repurchase agreements	29,250	—	—	29,250
Money market funds	14,225	—	—	14,225
US Government debt securities	27,362	—	—	27,362
Totals	$70,837	$91,469	$—	$162,306

The Company’s financial assets measured at fair value on a recurring basis at December 31, 2015 were as follows (in thousands):

	Fair Value Measurements at Measurement Date:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total As Of December 31, 2015
Assets:
Government enterprise debt securities	$—	$106,389	$—	$106,389
Overnight repurchase agreements	16,750	—	—	16,750
Money market funds	10,270	—	—	10,270
US Government debt securities	12,532	—	—	12,532
Totals	$39,552	$106,389	$—	$145,941

There were no items that were accounted for at fair value on a non-recurring basis for the six months ended June 30, 2016 and 2015.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents.  At June 30, 2016 and December 31, 2015, the Company’s cash and cash equivalents were held by two financial institutions and the amounts on deposit were in excess of Federal Deposit Insurance Company insurance limits.  The Company mitigates this risk by depositing its uninsured cash in major well capitalized financial institutions, and by investing excess operating cash in overnight repurchase agreements which are 100% collateralized by U.S. government backed securities with the Company’s bank.  The Company has not recognized any losses on its cash and cash equivalents.

5.                                      Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Research and development expenses	$3,873	$1,512
General and administrative expenses	1,246	1,072
	$5,119	$2,584

Included in the above amounts is $0.5 million and $1.1 million of accrued bonuses at June 30, 2016 and December 31, 2015, respectively.

6.                                      Stock-Based Compensation

Effective July 2013, the Company adopted the 2013 Equity Incentive Plan, which was amended in November 2013 (the “2013 Plan”). The 2013 Plan provided for the granting of incentive stock options, non-statutory stock options and the issuance of restricted stock awards. As of June 30, 2016, the Company reserved 1,544,615 shares of common stock authorized for issuance in connection with the 2013 Plan.  Certain options are eligible for exercise prior to vesting. Exercised but unvested shares are subject to repurchase by the Company at the initial exercise price.  In connection with the Company’s initial public offering, no further grants will be made under this plan and all remaining shares available for grant were transferred to the 2014 Equity Incentive Plan.

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

The Company has reserved 2,178,437 shares of its common stock to be issued under the 2014 Plan of which 1,133,422 shares were available for future issuance as of June 30, 2016.  Shares authorized will increase automatically on January 1 of each of 2015 through 2024 by the number of shares equal to 3.0% of the aggregate number of outstanding shares of the Company’s common stock as of the immediately preceding December 31.  The Company’s Board may reduce the amount of the increase in any particular year.  The 2014 Plan authorizes the award of stock options, restricted stock awards, or RSAs, stock appreciation rights, or SARs, restricted stock units, or RSUs, performance awards and stock bonuses.

The following table summarizes stock option activity under the 2014 Plan for the period from January 1, 2016 through June 30, 2016:

			Average
		Weighted-	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic Value
	of Shares	Exercise Price	Term (in years)	(in thousands)
Outstanding at January 1, 2016	2,240,955	$11.05	8.48	$40,021
Granted	219,684	23.93
Exercised	(150,731)	5.72
Forfeited and expired	(54,489)	14.07
Outstanding at June 30, 2016	2,255,419	$12.59	8.35	26,901
Vested and expected to vest at June 30, 2016	2,144,904	$12.29	8.32	26,077
Exercisable at June 30, 2016	986,133	$7.18	7.02	13,876
Weighted-average grant date fair value of options granted during the six months ended June 30, 2016	$16.30

As of June 30, 2016, there was $16.7 million of total unrecognized compensation expense related to options granted but not yet vested of which $2.8 million is attributable to non-employee awards and subject to re-measurement until vested.  The total unrecognized compensation expense of $16.7 million will be recognized as expense over a weighted-average period of 2.7 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of option awards with the following weighted-average assumptions, certain of which are based on industry comparative information, for the period indicated:

Six Months Ended June 30, 2016
Risk-free interest rate	1.36%
Expected dividend yield	—%
Expected stock price volatility	76.68%
Expected term of options (in years)	6.60
Expected forfeiture rate	14.16%

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

Stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$211	$882	$507	$1,344
General and administrative	1,076	753	2,122	1,340
	$1,287	$1,635	$2,629	$2,684

7.                                      Commitments and Contingencies

Operating Leases

The Company leases office space under operating leases for its locations in South San Francisco, California and in Stamford, Connecticut. The Company’s lease agreements contain escalation clauses, accordingly, the Company straight-lines the rent expense over the lease term.  Rent expense under operating leases for the three months ended June 30, 2016 and 2015 was $175,670 and $32,168, respectively.  Rent expense under operating leases for the six months ended June 30, 2016 and 2015 was $354,646 and $64,678, respectively.

Future minimum lease payments as of June 30, 2016 are as follows (in thousands):

Operating Leases
2016	$312
2017	675
2018	683
2019	670
2020	684
Thereafter	1,380
$4,404

The Company has the option to extend the term of its existing Stamford, CT lease for one additional five-year period, and it has an option to terminate the lease after 5.5 years subject to payment of an early termination fee both of which are excluded from the table above.

Array Bio Pharma (“Array”) Collaboration

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

As part of the agreement the Company agreed to pay Array a fixed amount per month, based on Array’s commitment to provide full-time equivalents and other support relating to the conduct of the discovery and preclinical development programs.  See Note 8 for amounts the Company recorded in related party research and development expenses for the three and six months ended

June 30, 2015.  The Company incurred $3.1 million and $6.4 million of research and development expenses under the Array Agreement for the three and six months ended June 30, 2016, respectively.

Milestones

With respect to product candidates directed to TRK, including LOXO-101 and its back-up compounds, the Company could be required to pay Array up to $223 million in milestone payments, the substantial majority of which are due upon the achievement of commercial milestones.  With respect to product candidates directed to targets other than TRK, the Company could be required to pay Array up to $213 million in milestone payments, the substantial majority of which are due upon the achievement of commercial milestones. The Company has made or accrued $1.3 million in milestone payments from inception through June 30, 2016.

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

8.                                     Related Party Transactions

As of December 31, 2015, Array had indicated that it is no longer a holder of more than 5% of the Company’s common stock, therefore, the Company is not reporting expenses with Array as related-party research and development expense for the three and six months ended June 30, 2016.  The Company recorded related-party research and development expenses for services provided by Array under a collaboration agreement of $2.9 million and $4.8 million for the three and six months ended June 30, 2015, respectively.

Dr. Lori Kunkel, a board member, had a consulting agreement with the Company to assist in the Company’s drug development process which was modified effective as of October 31, 2015, to provide that she receives only the standard director compensation for her services.  Dr. Kunkel was eligible to receive a maximum of $15,000 monthly for her consulting work.  Payments were expensed as incurred and recorded as a component of research and development expenses.  During the three and six months ended June 30, 2015, the Company recognized consulting expenses of $45,000 and $90,000, respectively, and no expense in 2016, in accordance with the terms of the consulting agreement.

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

With our scientific knowledge, collaborative partnerships and targeted approach, we are developing multiple small molecule therapeutics utilizing focused clinical development strategies in well-defined patient populations. LOXO-101, the only selective TRK inhibitor currently in clinical development, is being evaluated in a global Phase 2 multi-center basket study in patients with solid tumors that harbor TRK gene fusions. LOXO-101 is also being evaluated in an ongoing Phase 1 clinical trial and a Phase 1 trial in pediatric patients.  We also have pre-clinical programs in development, through our collaboration with Array , for LOXO-195, RET, FGFR and other targets.

Since inception, we have incurred significant operating losses. Our net loss for the six months ended June 30, 2016 was $27.5 million, including approximately $20.7 million of total research and development expenses, and approximately $7.2 million of total general and administrative expenses. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the discovery, development and clinical trials of, and seek regulatory approval for and pursue potential commercialization of, our product candidates. In addition, we will also incur additional expenses if and as we enter into additional collaboration agreements, acquire or in-license products and technologies, expand our collaboration with Array, establish sales, marketing and distribution infrastructure and/or expand and protect our intellectual property portfolio.

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

In July 2016, the U.S. Food and Drug Administration (FDA) granted Breakthrough Therapy Designation to LOXO-101 “for the treatment of unresectable or metastatic solid tumors with NTRK-fusion proteins in adult and pediatric patients who require systemic therapy and who have either progressed following prior treatment or who have no acceptable alternative treatments.” The LOXO-101 Breakthrough Therapy Designation application, submitted approximately 60 days prior to designation receipt, included data from the ongoing Phase 1 dose-escalation study of LOXO-101 in adult patients with advanced solid tumors, the ongoing Phase 1 pediatric study of LOXO-101 in patients with advanced solid tumors or primary CNS tumors, and the ongoing Phase 2 basket trial of LOXO-101 in adult cancer patients whose tumors harbor TRK fusions.

Liquidity

Our financial statements and related disclosures have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Accordingly, the financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.  We have not generated any revenues and have not achieved profitable operations.  There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.  In addition, development activities, clinical and preclinical testing, and commercialization of our products will require significant additional financing.  Our accumulated deficit at June 30, 2016 was approximately $94.4 million, and management expects to incur substantial and increasing losses in future periods.  Our ability to successfully pursue our business is subject to certain risks and uncertainties, including among others, uncertainty of product development, competition from third parties, uncertainty of capital availability, uncertainty in our ability to enter into agreements with collaborative partners, dependence on third parties, and dependence on key personnel.  We plan to finance future operations with a combination of proceeds from the issuance of equity, debt, licensing fees, and revenues from future product sales, if any.  We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our planned products.  We believe that our existing cash, cash equivalents and investments as of June 30, 2016 will be sufficient to enable us to continue as a going concern for a reasonable period of time beyond June 30, 2017.

Components of Operating Results

Revenue

To date, we have not generated any revenues.  Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates.

Research and Development Expenses with Related Party

For the three and six months ended June 30, 2015, our research and development expenses with Array, considered a related party through December 31, 2015, relate to discovery, preclinical and manufacturing activities as defined within our collaboration agreement with Array.  As of December 31, 2015, Array has indicated that it is no longer a holder of more than 5% of our capital stock, therefore, we are not reporting expenses with Array for the three and six months ended June 30, 2016 as research and development expenses with related party.

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

Interest Income, net

Interest income,net consists principally of the interest earned from our short-term and long-term investments offset by the amortization of discounts recorded in connection with the purchase of certain investments.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015 (in thousands)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Change
	(unaudited)	(unaudited)
Operating expenses:
Research and development with related party	$—	$2,919	$(2,919)
Research and development	12,331	2,793	9,538
General and administrative	3,786	2,387	1,399
Total operating expenses and loss from operations	$(16,117)	$(8,099)	$(8,018)

Research and development expense with related party

There were no research and development expenses with related party for the three months ended June 30, 2016, compared to $2.9 million for the three months ended June 30, 2015.  This decrease is due to the fact that Array is no longer a holder of more than 5% of our capital stock, therefore we are not reporting expenses with Array for the three months ended June 30, 2016 as research and development expenses with related party.

Research and development expense

Research and development expenses were $12.3 million for the three months ended June 30, 2016, compared to $2.8 million for the three months ended June 30, 2015.  The increase was due to the inclusion of Array expenditures totaling $3.1 million in research and development expense for the three months ended June 30, 2016 rather than in research and development expense with related party. The remaining increase in research and development expense is due to timing in which our clinical development efforts expanded during 2015 and into 2016 including site and patient enrollment in our Phase 1 and Phase 2 clinical trials for LOXO-101 as well as additional expenses related to the preclinical pipeline.  We also increased our internal headcount during 2015 and into 2016. As a result, we had increases in our clinical costs, preclinical costs and employment costs of $3.3 million, $3.4 million and $0.4 million, respectively, offset by a reduction in our stock-based compensation of $0.7 million.

General and administrative expense

General and administrative expenses were $3.8 million for the three months ended June 30, 2016, compared to $2.4 million for the three months ended June 30, 2015.  This increase was primarily attributable to employment costs, professional fees, stock-based compensation expense and rent expense of $0.1 million, $0.6 million, $0.3 million and $0.1 million, respectively.

Comparison of the Six Months Ended June 30, 2016 and 2015 (in thousands)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Change
	(unaudited)	(unaudited)
Operating expenses:
Research and development with related party	$—	$4,837	$(4,837)
Research and development	20,687	4,708	15,979
General and administrative	7,180	4,779	2,401
Total operating expenses and loss from operations	$(27,867)	$(14,324)	$(13,543)

Research and development expense with related party

There were no research and development expenses with related party for the six months ended June 30, 2016, compared to $4.8 million for the six months ended June 30, 2015.  This decrease is due to the fact that Array is no longer a holder of more than 5% of our capital stock, therefore we are not reporting expenses with Array for the six months ended June 30, 2016 as research and development expenses with related party.

Research and development expense

Research and development expenses were $20.7 million for the six months ended June 30, 2016, compared to $4.7 million for the six months ended June 30, 2015.  The increase was due to the inclusion of Array expenditures totaling $6.4 million in research and development expense for the six months ended June 30, 2016 rather than in research and development expense with related party. The increase in Array expenditures compared to the amount included in research and development expense with related party in the six months ended June 30, 2015 was primarily related to additional full-time equivalents and other support dedicated to discovery, preclinical, and manufacturing activities at Array.  The remaining increase in research and development expense is due to timing in which our clinical development efforts expanded during 2015 and into 2016 including site and patient enrollment in our Phase 1 and Phase 2 clinical trials for LOXO-101 as well as additional expenses related to the preclinical pipeline.  We also increased our internal headcount during 2015 and into 2016. As a result, we had increases in our clinical costs, preclinical costs and employment costs of $6.7 million, $4.6 million and $0.6 million, respectively, offset by a reduction in our stock-based compensation of $0.8 million.

General and administrative expense

General and administrative expenses were $7.2 million for the six months ended June 30, 2016, compared to $4.8 million for the six months ended June 30, 2015.  This increase was primarily attributable to employment costs, professional fees, stock-based compensation expense and rent expense of $0.3 million, $0.9 million, $0.8 million and $0.3 million, respectively.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations.  We incurred a net loss of $27.5 million for the six months ended June 30, 2016.  Net cash used in operating activities was $21.4 million during the six months ended June 30, 2016.  At June 30, 2016, we had an accumulated deficit of $94.4 million, and working capital of $168.7 million.  We had cash, cash equivalents and investments of $171.7 million at June 30, 2016.  Historically, we have financed our operations principally through private placements of preferred stock, our initial public offering of common stock and follow-on offerings of common stock in May 2016 and November 2015.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2016	2015
	(unaudited)	(unaudited)
Net cash (used in) provided by:
Operating activities	$(21,382)	$(11,227)
Investing activities	(33,483)	3,653
Financing activities	39,594	279
Net decrease in cash and cash equivalents	$(15,271)	$(7,295)

Net cash used in operating activities

Net cash used in operating activities was $21.4 million for the six months ended June 30, 2016 and consisted primarily of a net loss of $27.5 million.  This was offset by noncash expenses of $2.9 million, primarily attributable to stock-based-compensation expense.

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

Net cash used in investing activities

Net cash used in investing activities for the six months ended June 30, 2016 totaled $33.5 million and consisted primarily of $102.7 million of available for sale security purchases offset by $69.4 million of proceeds from maturing available-for-sale securities.

Net cash provided by investing activities for the six months ended June 30, 2015 totaled $3.7 million and consisted primarily of $36.7 million of available-for-sale security purchases offset by $40.4 million proceeds from maturing available-for-sale securities.

Net cash provided by financing activities

Net cash provided by financing activities was $39.6 million for the six months ended June 30, 2016, which was primarily due to $38.7 million in net proceeds from the issuance of our common stock in May 2016.  We also received $0.9 million in proceeds from the exercise of employee stock options.

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

We believe that, based upon our current operating plan, our existing capital resources will be sufficient to fund our anticipated operations into late 2018 including ongoing development of LOXO-101 into the Phase 2 basket trial, as well as discovery and development activities into Phase 1 trials for two additional product candidates, with additional resources available for other discovery and development activities.  However, we anticipate that we will need to raise substantial additional capital in the future to fund our operations.  In order to meet these additional cash requirements, we may incur debt, license certain intellectual property and seek to sell additional equity or convertible securities that may result in dilution to our stockholders.  If we raise additional funds through the issuance of equity or convertible securities, these securities could have rights or preferences senior to those of our common stock and could contain covenants that restrict our operations.  There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all.  Our future capital requirements will depend on many factors, including:

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

•                  the general and administrative expenses related to being a public company, including maintaining an internal accounting function;

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

As part of the Array Agreement, as amended, we agreed to pay Array a fixed amount per month, based on Array’s commitment to provide full-time equivalents and other support relating to the conduct of the discovery and preclinical development programs. We recorded related-party research and development expenses for the three and six months ended June 30, 2015 of $2.9 million and $4.8 million, respectively, for services provided by Array under the collaboration agreement.  As of December 31, 2015, Array has indicated that it is no longer a holder of more than 5% of our capital stock, therefore, we will not report expenses with Array as a related party in future reporting periods, as applicable.  For the three and six months ended June 30, 2016, we recorded $3.1 million and $6.4 million, respectively, of research and development expenses under the Array Agremeent.

Milestones

With respect to product candidates directed to TRK, including LOXO-101 and its back-up compounds, we could be required to pay Array up to $223 million in milestone payments, the substantial majority of which are due upon the achievement of commercial milestones.  With respect to product candidates directed to targets other than TRK, we could be required to pay Array up to $213 million in milestone payments, the substantial majority of which are due upon the achievement of commercial milestones.  The February 2016 amendment allowed Array to be eligible for similar milestones on any back-up compounds developed through the collaboration. We have made or accrued $1.3 million in milestone payments from inception through June 30, 2016.

Royalties

We are required to pay Array mid-single digit royalties on worldwide net sales of products developed through the collaboration.  With respect to the royalty on products directed to targets other than TRK, we have the right to credit certain milestone payments against royalties on sales of products directed to such target.

Off-Balance Sheet Arrangements

Through June 30, 2016, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of June 30, 2016 and December 31, 2015, we had cash and cash equivalents and investments of $171.7 million and $153.9 million, respectively, consisting of money market funds, certificates of deposit, overnight repurchase agreements, government enterprise debt securities and US Government debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of US interest rates, particularly because our investments are in marketable debt securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our available-sale-securities until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on our evaluation, we believe that our disclosure controls and procedures as of June 30, 2016 are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our second fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $27.5 million for the six months ended June 30, 2016.  As of June 30, 2016, we had an accumulated deficit of $94.4 million.  We have focused primarily on our discovery collaboration with Array and developing our product candidates. We have initiated clinical development of our lead product candidate, LOXO-101, and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To date, we have financed our operations primarily through private placements of our convertible preferred stock, our initial public offering and our follow-on public offering. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

We believe that, based upon our current operating plan, our existing capital resources will be sufficient to fund our anticipated operations into late 2018, including development of LOXO-101 into the Phase 2 basket trial, as well as discovery and development activities into Phase 1 trials for two additional product candidates, with additional resources available for other discovery and clinical development activities. Our future capital requirements will depend on many factors, including:

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

A Breakthrough Therapy Designation by the FDA may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

In July 2016, we announced that the FDA granted Breakthrough Therapy Designation to LOXO-101”for the treatment of unresectable or metastatic solid tumors with NTRK-fusion proteins in adult and pediatric patients who require systemic therapy and who have either progressed following prior treatment or who have no acceptable alternative treatments.” There can be no assurance that any of our other product candidates will receive Breakthrough Therapy Designation. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for development.

The receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if our product candidates qualify as Breakthrough Therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification.

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

We are an early-stage clinical development company with a limited operating history and, as of June 30, 2016, had 22 employees. We are highly dependent on the research and development, clinical and business development expertise of Joshua H. Bilenker, M.D. our President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

As of June 30, 2016, our executive officers and directors, combined with our stockholders who individually own more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 69% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

As of June 30, 2016, there were 1,133,422 shares of our common stock available for future grant under our 2014 Equity Incentive Plan.  Additionally, as of June 30, 2016, there were outstanding options to purchase up to 2,255,419 shares of our common stock. Any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

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

In May 2016, we issued 1,926,250 shares of common stock at a public offering price of $21.50 per share, which included the exercise in full by the underwriters of their option to purchase 251,250 additional shares of common stock to cover over-allotments.  There has been no material change in the planned use of proceeds as described in our prospectus supplement filed with the SEC on May 12, 2016 pursuant to Rule 424(b).

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

Date: August 3, 2016

LOXO ONCOLOGY, INC.

By:	/s/ Joshua H. Bilenker, M.D.
Joshua H. Bilenker, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 3, 2016

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