Form 10-Q
period 2016-09-30
Loxo Oncology, Inc.
filed 2016-11-02
CIK 1581720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Common Stock, $0.0001 par value	Shares outstanding as of October 31, 2016: 21,678,051

PART I

ITEM 1.  FINANCIAL STATEMENTS

LOXO ONCOLOGY, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
	(unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$51,929	$68,177
Short-term investments	103,608	85,715
Prepaid expenses with related party	—	922
Other prepaid expenses and current assets	4,094	1,830
Total current assets	159,631	156,644
Long-term investments	1,002	—
Property and equipment, net	269	88
Other assets	566	726
Total assets	$161,468	$157,458
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,021	$269
Accrued expenses and other current liabilities	5,633	2,584
Total liabilities	6,654	2,853
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 125,000,000 shares authorized; 21,678,051 and 19,577,707 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	266,798	221,457
Accumulated deficit	(112,042)	(66,838)
Accumulated other comprehensive income (loss)	56	(16)
Total stockholders’ equity	154,814	154,605
Total liabilities and stockholders’ equity	$161,468	$157,458

See accompanying notes to unaudited condensed financial statements.

LOXO ONCOLOGY, INC.

Condensed Statements of Operations

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Operating expenses:
Research and development with related party	$—	$2,874	$—	$7,711
Research and development	14,230	3,387	34,917	8,095
General and administrative	3,679	2,552	10,859	7,331
Total operating expenses and loss from operations	(17,909)	(8,813)	(45,776)	(23,137)
Interest income, net	218	42	572	128
Net loss	$(17,691)	$(8,771)	$(45,204)	$(23,009)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.82)	$(0.53)	$(2.19)	$(1.39)
Weighted average shares outstanding, basic and diluted	21,609,424	16,560,610	20,659,829	16,525,530

See accompanying notes to unaudited condensed financial statements.

LOXO ONCOLOGY, INC.

Condensed Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net loss	$(17,691)	$(8,771)	$(45,204)	$(23,009)
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	(38)	4	72	35
Comprehensive loss	$(17,729)	$(8,767)	$(45,132)	$(22,974)

See accompanying notes to unaudited condensed financial statements.

LOXO ONCOLOGY, INC.

Condensed Statement of Stockholders’ Equity

(unaudited)

For the period from January 1, 2016 to September 30, 2016

(in thousands, except share and per share amounts)

	Stockholders’ Equity
	Common Stock				Accumulated
		$0.0001	Additional		Other	Total
		Par	Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2016	19,577,707	$2	$221,457	$(66,838)	$(16)	$154,605
Stock-based compensation expense	—	—	5,394	—	—	5,394
Stock option exercises	174,094	—	1,214	—	—	1,214
Issuance of common stock, net of issuance costs	1,926,250	—	38,733	—	—	38,733
Other comprehensive income	—	—	—	—	72	72
Net loss	—	—	—	(45,204)	—	(45,204)
Balance at September 30, 2016	21,678,051	$2	$266,798	$(112,042)	$56	$154,814

See accompanying notes to unaudited condensed financial statements.

LOXO ONCOLOGY, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Operating activities:
Net loss	$(45,204)	$(23,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium and discounts on investments	408	285
Depreciation of property and equipment	44	11
Stock-based compensation	5,394	3,849
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,182)	(1,699)
Accounts payable	752	492
Accrued expenses and other current liabilities	3,049	597
Net cash used in operating activities	(36,739)	(19,474)
Investing activities:
Purchases of available-for-sale securities	(121,592)	(65,573)
Proceeds from maturing available-for-sale securities	102,361	75,320
Purchase of property and equipment	(225)	(73)
Net cash (used in) provided by investing activities	(19,456)	9,674
Financing activities:
Proceeds from issuance of common stock, net	38,733	—
Proceeds from the exercise of stock options	1,214	279
Net cash provided by financing activities	39,947	279
Net decrease in cash and cash equivalents	(16,248)	(9,521)
Cash and cash equivalents—beginning of period	68,177	43,930
Cash and cash equivalents—end of period	$51,929	$34,409

Supplemental schedule of noncash investing activities:
Unrealized gain on available for sale securities	$—	$35
Supplemental schedule of noncash financing activities:
Reclassification of share repurchase obligation	$—	$37

See accompanying notes to unaudited condensed financial statements.

LOXO ONCOLOGY, INC.

Notes to Unaudited Condensed Financial Statements

September 30, 2016

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

Liquidity

At September 30, 2016, the Company had working capital of $153.0 million, an accumulated deficit of $112.0 million and cash, cash equivalents and investments of $156.5 million.  The Company has not generated any product revenues and has not achieved profitable operations.  There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis.  In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s products will require significant additional capital.

The Company believes that its existing cash, cash equivalents, and investments will be sufficient to enable the Company to continue as a going concern for a reasonable period of time beyond September 30, 2017.  However, the Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of its planned research and development activities.  If the Company is unable to obtain additional financing or generate license or product revenue, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

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

The accompanying balance sheet as of September 30, 2016, the statements of operations for the three and nine months ended September 30, 2016 and 2015, the statements of comprehensive loss for the three and nine months ended September 30, 2016 and 2015, the statement of stockholders’ equity for the period from January 1, 2016 to September 30, 2016 and the statements of cash flows for the nine months ended September 30, 2016 and 2015 are unaudited.

The interim unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2016, the results of its operations for the three and nine months ended September 30, 2016 and 2015 and its cash flows for the nine months ended September 30, 2016 and 2015.

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

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which amended the existing accounting standards for the statement of cash flows by providing guidance on eight classification issues related to the statement of cash flows. ASU 2016-15 will be effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The amendments should be applied retrospectively to all periods presented. For issues that are impracticable to apply retrospectively, the amendments may be applied prospectively as of the earliest date practicable. The Company is currently in the process of assessing the impact of ASU 2016-15 on the Company’s financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, accounting for forfeitures and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company in the first quarter of 2017 and will be applied either prospectively, retrospectively or using a modified retrospective transition approach depending on the area covered in this update. The Company is currently in the process of assessing the impact of ASU 2016-09 on the Company’s financial statements and related disclosures.

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

3.                                      Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine months Ended September 30,
	2016	2015	2016	2015

Basic and diluted net loss per common share calculation:
Net loss	$(17,691)	$(8,771)	$(45,204)	$(23,009)
Weighted average common shares outstanding — basic and diluted	21,609,424	16,560,610	20,659,829	16,525,530
Net loss per share of common stock — basic and diluted	$(0.82)	$(0.53)	$(2.19)	$(1.39)

The following outstanding securities at September 30, 2016 and 2015 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	2016	2015
Unvested restricted stock	55,038	121,086
Stock options	2,297,494	2,091,082
	2,352,532	2,212,168

4.                                      Fair Value Measurements

Financial Instruments

The financial instruments recorded in the Company’s balance sheets include cash and cash equivalents, investments, and accounts payable.  Included in cash and cash equivalents are money market funds representing a type of mutual fund required by law to invest in low-risk securities (for example, U.S. government bonds, U.S. treasury bills and commercial paper) and overnight repurchase agreements.  Money market funds are structured to maintain the fund’s net asset value at $1.00 per unit, which assists in providing adequate liquidity upon demand by the holder.  Money market funds pay dividends that generally reflect short-term interest rates.  Thus, only the dividend yield fluctuates.  Also included in cash and cash equivalents are U.S. government sponsored enterprise debt securities that have a maturity of three months or less from their original acquisition date.  Due to their short-term maturity, the carrying amounts of cash and cash equivalents (including money market funds), and accounts payable approximate their fair values.  The Company classifies its remaining investments as available-for-sale.  Gains or losses on securities sold are based on the specific identification method.

For investments classified as available-for-sale, the Company records unrealized gains or losses resulting from changes in fair value between measurement dates as a component of other comprehensive income (loss).

(amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2016
Overnight repurchase agreements	$29,250	$	$—	$29,250
Money market funds	15,505		—	15,505
Government enterprise debt securities	—		—	—
Total included in cash and cash equivalents	44,755		—	44,755

Government enterprise debt securities	86,760	44	—	86,804
U.S. Government debt securities	16,792	12	—	16,804
Short-term available-for-sale securities	103,552	56	—	103,608

Government enterprise debt securities	1,002	—	—	1,002
Long-term available-for-sale securities	1,002	—	—	1,002

Total fair value financial instruments	$149,309	$56	$—	$149,365

December 31, 2015
Overnight repurchase agreements	$16,750	$—	$—	$16,750
Money market funds	10,270	—	—	10,270
Government enterprise debt securities	33,207	1	(2)	33,206
Total included in cash and cash equivalents	60,227	1	(2)	60,226

Government enterprise debt securities	73,193	10	(20)	73,183
U.S. Government debt securities	12,537	—	(5)	12,532
Short-term available-for-sale securities	85,730	10	(25)	85,715

Total fair value financial instruments	$145,957	$11	$(27)	$145,941

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

The Company’s financial assets measured at fair value on a recurring basis at September 30, 2016 were as follows (in thousands):

	Fair Value Measurements at Measurement Date:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total As Of September 30, 2016

Assets:
Government enterprise debt securities	$—	$87,806	$—	$87,806
Overnight repurchase agreements	29,250	—	—	29,250
Money market funds	15,505	—	—	15,505
U.S. Government debt securities	16,804	—	—	16,804
Totals	$61,559	$87,806	$—	$149,365

The Company’s financial assets measured at fair value on a recurring basis at December 31, 2015 were as follows (in thousands):

	Fair Value Measurements at Measurement Date:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total As Of December 31, 2015

Assets:
Government enterprise debt securities	$—	$106,389	$—	$106,389
Overnight repurchase agreements	16,750	—	—	16,750
Money market funds	10,270	—	—	10,270
U.S. Government debt securities	12,532	—	—	12,532
Totals	$39,552	$106,389	$—	$145,941

There were no items that were accounted for at fair value on a non-recurring basis for the nine months ended September 30, 2016 and 2015.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents.  At September 30, 2016 and December 31, 2015, the Company’s cash and cash equivalents were held by two financial institutions and the amounts on deposit were in excess of Federal Deposit Insurance Company insurance limits.  The Company mitigates this risk by depositing its uninsured cash in major well capitalized financial institutions, and by investing excess operating cash in overnight repurchase agreements which are 100% collateralized by U.S. government backed securities with the Company’s bank.  The Company has not recognized any losses on its cash and cash equivalents.

5.                                      Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Research and development expenses	$4,166	$1,512
General and administrative expenses	1,467	1,072
	$5,633	$2,584

Included in the above amounts is $0.8 million and $1.1 million of accrued bonuses at September 30, 2016 and December 31, 2015, respectively.

6.                                      Stock-Based Compensation

Effective July 2013, the Company adopted the 2013 Equity Incentive Plan, which was amended in November 2013 (the “2013 Plan”). The 2013 Plan provided for the granting of incentive stock options, non-statutory stock options and the issuance of restricted stock awards. As of September 30, 2016, the Company reserved 1,544,615 shares of common stock authorized for issuance in connection with the 2013 Plan. Certain options are eligible for exercise prior to vesting. Exercised but unvested shares are subject to repurchase by the Company at the initial exercise price. In connection with the Company’s initial public offering, no further grants will be made under this plan and all remaining shares available for grant were transferred to the 2014 Equity Incentive Plan.

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

The Company has reserved 2,178,437 shares of its common stock to be issued under the 2014 Plan of which 1,067,984 shares were available for future issuance as of September 30, 2016.  Shares authorized will increase automatically on January 1 of each of 2015 through 2024 by the number of shares equal to 3.0% of the aggregate number of outstanding shares of the Company’s common stock as of the immediately preceding December 31.  The Company’s Board of Directors may reduce the amount of the increase in any particular year.  The 2014 Plan authorizes the award of stock options, restricted stock awards, or RSAs, stock appreciation rights, or SARs, restricted stock units, or RSUs, performance awards and stock bonuses.

The following table summarizes stock option activity under the 2014 Plan for the period from January 1, 2016 through September 30, 2016:

			Average
		Weighted-	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic Value
	of Shares	Exercise Price	Term (in years)	(in thousands)
Outstanding at January 1, 2016	2,240,955	$11.05	8.48	$40,021
Granted	285,684	24.42
Exercised	(174,094)	7.04
Forfeited, cancelled and expired	(55,051)	14.25
Outstanding at September 30, 2016	2,297,494	$12.94	8.23	$32,225
Vested and expected to vest at September 30, 2016	2,188,410	$12.61	8.20	$31,331
Exercisable at September 30, 2016	1,114,057	$8.07	7.80	$18,423
Weighted-average grant date fair value of options granted during the nine months ended September 30, 2016	$16.57

As of September 30, 2016, there was $16.4 million of total unrecognized compensation expense related to options granted but not yet vested of which $2.7 million is attributable to non-employee awards and subject to re-measurement until vested.  The total unrecognized compensation expense of $16.4 million will be recognized as expense over a weighted-average period of 2.6 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of option awards with the following weighted-average assumptions, certain of which are based on industry comparative information, for the period indicated:

Nine Months Ended September 30, 2016
Risk-free interest rate	1.35%
Expected dividend yield	—
Expected stock price volatility	77.23%
Expected term of options (in years)	6.43
Expected forfeiture rate	13.86%

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

Stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$1,595	$463	$2,102	$1,807
General and administrative	1,170	702	3,292	2,042
	$2,765	$1,165	$5,394	$3,849

7.                                      Commitments and Contingencies

Operating Leases

The Company leases office space under operating leases for its locations in South San Francisco, California and in Stamford, Connecticut. The Company’s lease agreements contain escalation clauses, accordingly, the Company straight-lines the rent expense over the lease term.  In July 2016, the Company subleased its original office space in Stamford, CT that it had vacated during December 2015. The sublease ends in May 2018, which is the end of the Company’s lease term for that space. As of September 30, 2016, the Company expects to receive $65,269 in sublease income over the lease term that will be recorded as an offset to rent expense. Rent expense under operating leases for the three months ended September 30, 2016 and 2015 was $166,236 and $19,382, respectively.  Rent expense under operating leases for the nine months ended September 30, 2016 and 2015 was $520,882 and $101,220, respectively.

Future minimum lease payments as of September 30, 2016 are as follows (in thousands):

Operating Leases
2016	$156
2017	675
2018	683
2019	670
2020	684
Thereafter	1,380
$4,248

The Company has the option to extend the term of its existing Stamford, Connecticut lease for one additional five-year period, and it has an option to terminate the lease after 5.5 years subject to payment of an early termination fee both of which are excluded from the table above.

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

As part of the agreement the Company agreed to pay Array a fixed amount per month, based on Array’s commitment to provide full-time equivalents and other support relating to the conduct of the discovery and preclinical development programs.  See Note 8 for amounts the Company recorded in related party research and development expenses for the three and nine months ended September 30, 2015.  The Company incurred $2.9 million and $9.2 million of research and development expenses under the Array Agreement for the three and nine months ended September 30, 2016, respectively.

Milestones

With respect to product candidates directed to TRK, including LOXO-101 and its back-up compounds, the Company could be required to pay Array up to $223 million in milestone payments, the substantial majority of which are due upon the achievement of commercial milestones.  With respect to product candidates directed to targets other than TRK, the Company could be required to pay Array up to $213 million in milestone payments, the substantial majority of which are due upon the achievement of commercial milestones. The Company has made or accrued $1.3 million in milestone payments from inception through September 30, 2016.

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

8.                                     Related Party Transactions

As of December 31, 2015, Array had indicated that it is no longer a holder of more than 5% of the Company’s common stock; therefore, the Company is not reporting expenses with Array as related party research and development expense for the three and nine months ended September 30, 2016.  The Company recorded related party research and development expenses for services provided by Array under a collaboration agreement of $2.9 million and $7.7 million for the three and nine months ended September 30, 2015, respectively.

Dr. Lori Kunkel, a board member, had a consulting agreement with the Company to assist in the Company’s drug development process which was modified effective as of October 31, 2015, to provide that she receives only the standard director compensation for her services.  Dr. Kunkel was eligible to receive a maximum of $15,000 monthly for her consulting work.  Payments were expensed as incurred and recorded as a component of research and development expenses.  During the three and nine months ended September 30, 2015, the Company recognized expenses of $45,000 and $135,000, respectively, and no expense in 2016, in accordance with the terms of the consulting agreement.

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

With our scientific knowledge, collaborative partnerships and targeted approach, we are developing multiple small molecule therapeutics utilizing focused clinical development strategies in well-defined patient populations. LOXO-101, the only selective TRK inhibitor currently in clinical development, is being evaluated in a global Phase 2 multi-center basket study in patients with solid tumors that harbor TRK gene fusions. LOXO-101 is also being evaluated in an ongoing Phase 1 clinical trial and a Phase 1 trial in pediatric patients.  We also have preclinical programs in development, through our collaboration with Array, for LOXO-195, RET, FGFR and other targets.

Since inception, we have incurred significant operating losses. Our net loss for the nine months ended September 30, 2016 was $45.2 million, including approximately $34.9 million of total research and development expenses, and approximately $10.9 million of total general and administrative expenses. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the discovery, development and clinical trials of, and seek regulatory approval for and pursue potential commercialization of, our product candidates. In addition, we will also incur additional expenses if and as we enter into additional collaboration agreements, acquire or in-license products and technologies, expand our collaboration with Array, establish sales, marketing and distribution infrastructure and/or expand and protect our intellectual property portfolio.

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

Liquidity

Our financial statements and related disclosures have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Accordingly, the financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.  We have not generated any revenues and have not achieved profitable operations.  There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.  In addition, development activities, clinical and preclinical testing, and commercialization of our products will require significant additional financing.  Our accumulated deficit at September 30, 2016 was approximately $112.0 million, and management expects to incur substantial and increasing losses in future periods.  Our ability to successfully pursue our business is subject to certain risks and uncertainties, including among others, uncertainty of product development, competition from third parties, uncertainty of capital availability, uncertainty in our ability to enter into agreements with collaborative partners, dependence on third parties, and dependence on key personnel.  We plan to finance future operations with a combination of proceeds from the issuance of equity, debt, licensing fees, and revenues from future product sales, if any.  We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our planned products.  We believe that our existing cash, cash equivalents and investments as of September 30, 2016 will be sufficient to enable us to continue as a going concern for a reasonable period of time beyond September 30, 2017.

Components of Operating Results

Revenue

To date, we have not generated any revenues.  Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates.

Research and Development Expenses with Related Party

For the three and nine months ended September 30, 2015, our research and development expenses with Array, considered a related party through December 31, 2015, relate to discovery, preclinical and manufacturing activities as defined within our collaboration agreement with Array.  As of December 31, 2015, Array has indicated that it is no longer a holder of more than 5% of our capital stock; therefore, we are not reporting expenses with Array for the three and nine months ended September 30, 2016 as research and development expenses with related party.

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

Interest Income, net

Interest income, net consists principally of the interest earned from our short-term and long-term investments offset by the amortization of discounts recorded in connection with the purchase of certain investments.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015 (in thousands)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Change
	(unaudited)	(unaudited)
Operating expenses:
Research and development with related party	$—	$2,874	$(2,874)
Research and development	14,230	3,387	10,843
General and administrative	3,679	2,552	1,127
Total operating expenses and loss from operations	$(17,909)	$(8,813)	$(9,096)

Research and development expense with related party

There were no research and development expenses with related party for the three months ended September 30, 2016, compared to $2.9 million for the three months ended September 30, 2015.  This decrease is due to the fact that Array is no longer a holder of more than 5% of our capital stock; therefore, we are not reporting expenses with Array for the three months ended September 30, 2016 as research and development expenses with related party.

Research and development expense

Research and development expenses were $14.2 million for the three months ended September 30, 2016, compared to $3.4 million for the three months ended September 30, 2015.  The increase in research and development expense was primarily due to the timing in which our clinical development efforts expanded during 2015 and into 2016 including site and patient enrollment in our Phase 1 and Phase 2 clinical trials for LOXO-101 as well as additional expenses related to the preclinical pipeline.  We also increased our internal headcount during 2015 and into 2016. As a result, we had increases in our clinical costs, preclinical costs, stock compensation and employment costs of $2.8 million, $3.6 million, $1.1 million and $0.4 million, respectively. The remaining increase was due to the inclusion of Array expenditures totaling $2.8 million in research and development expense for the three months ended September 30, 2016 rather than in research and development expense with related party.

General and administrative expense

General and administrative expenses were $3.7 million for the three months ended September 30, 2016, compared to $2.6 million for the three months ended September 30, 2015.  This increase was primarily attributable to employment costs, professional fees, stock-based compensation expense and rent expense of $0.1 million, $0.4 million, $0.5 million and $0.1 million, respectively.

Comparison of the Nine Months Ended September 30, 2016 and 2015 (in thousands)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	Change
	(unaudited)	(unaudited)
Operating expenses:
Research and development with related party	$—	$7,711	$(7,711)
Research and development	34,917	8,095	26,822
General and administrative	10,859	7,331	3,528
Total operating expenses and loss from operations	$(45,776)	$(23,137)	$(22,639)

Research and development expense with related party

There were no research and development expenses with related party for the nine months ended September 30, 2016, compared to $7.7 million for the nine months ended September 30, 2015.  This decrease is due to the fact that Array is no longer a holder of more than 5% of our capital stock; therefore, we are not reporting expenses with Array for the nine months ended September 30, 2016 as research and development expenses with related party.

Research and development expense

Research and development expenses were $34.9 million for the nine months ended September 30, 2016, compared to $8.1 million for the nine months ended September 30, 2015.   The increase in research and development expense was primarily due to timing in which our clinical development efforts expanded during 2015 and into 2016 including site and patient enrollment in our Phase 1 and Phase 2 clinical trials for LOXO-101 as well as additional expenses related to the preclinical pipeline.  We also increased our internal headcount during 2015 and into 2016. As a result, we had increases in our clinical costs, preclinical costs, employment costs and stock compensation costs of $9.5 million, $8.2 million, $1.0 million and $0.3 million, respectively. The remaining increase was primarily due to the inclusion of Array expenditures totaling $9.2 million in research and development expense for the nine months ended September 30, 2016 rather than in research and development expense with related party. The increase in Array expenditures compared to the amount included in research and development expense with related party in the nine months ended September 30, 2015 was primarily related to additional full-time equivalents and other support dedicated to discovery, preclinical, and manufacturing activities at Array.

General and administrative expense

General and administrative expenses were $10.9 million for the nine months ended September 30, 2016, compared to $7.3 million for the nine months ended September 30, 2015.  This increase was primarily attributable to employment costs, professional fees, stock-based compensation expense and rent expense of $0.4 million, $1.3 million, $1.2 million and $0.4 million, respectively.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations.  We incurred a net loss of $45.2 million for the nine months ended September 30, 2016.  Net cash used in operating activities was $36.7 million during the nine months ended September 30, 2016.  At September 30, 2016, we had an accumulated deficit of $112.0 million, and working capital of $153.0 million.  We had cash, cash equivalents and investments of $156.5 million at September 30, 2016.  Historically, we have financed our operations principally through private placements of preferred stock, our initial public offering of common stock and follow-on offerings of common stock in May 2016 and November 2015.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
	(unaudited)	(unaudited)
Net cash (used in) provided by:
Operating activities	$(36,739)	$(19,474)
Investing activities	(19,456)	9,674
Financing activities	39,947	279
Net decrease in cash and cash equivalents	$(16,248)	$(9,521)

Net cash used in operating activities

Net cash used in operating activities was $36.7 million for the nine months ended September 30, 2016 and consisted primarily of a net loss of $45.2 million.  This was offset by noncash expenses of $5.8 million, primarily attributable to stock-based compensation expense and a $2.6 million increase in our net operating assets, related to the timing of payments for our clinical and preclinical activities.

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

Net cash used in investing activities

Net cash used in investing activities for the nine months ended September 30, 2016 totaled $19.5 million and consisted primarily of $121.6 million of available-for-sale security purchases offset by $102.4 million of proceeds from maturing available-for-sale securities.

Net cash provided by investing activities for the nine months ended September 30, 2015 totaled $9.7 million and consisted primarily of $65.6 million of available-for-sale security purchases offset by $75.3 million proceeds from maturing available-for-sale securities.

Net cash provided by financing activities

Net cash provided by financing activities was $39.9 million for the nine months ended September 30, 2016, which was primarily due to $38.7 million in net proceeds from the sale and issuance of our common stock in May 2016.  We also received $1.2 million in proceeds from the exercise of employee stock options.

Net cash provided by financing activities was $0.3 million for the nine months ended September 30, 2015, which was primarily due to the proceeds from the exercise of stock options.

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

If we are unable to successfully raise sufficient additional capital, through future debt or equity financings, product sales, or through strategic and collaborative ventures with third parties, we will not have sufficient cash flows and liquidity to fund our planned business operations.  In that event, we might be forced to limit many, if not all, of our programs and consider other means of creating value for our stockholders, such as licensing to others the development and commercialization of products that we consider valuable and would otherwise likely develop internally.  To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.  If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights or restrict our operatons.  If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Contractual Obligations and Commitments

Purchase Commitments

Other than amounts due for the leases of our locations in Stamford, Connecticut and South San Francisco, California offices (see Note 7 to the financial statements) and under the Array collaboration agreement, as described below, we have no material non-cancelable purchase commitments with contract manufacturers or service providers as we have generally contracted on a cancelable basis.

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

As part of the Array Agreement, as amended, we agreed to pay Array a fixed amount per month, based on Array’s commitment to provide full-time equivalents and other support relating to the conduct of the discovery and preclinical development programs. We recorded related party research and development expenses for the three and nine months ended September 30, 2015 of $2.9 million and $7.7 million, respectively, for services provided by Array under the collaboration agreement.  As of December 31,

2015, Array has indicated that it is no longer a holder of more than 5% of our capital stock; therefore, we will not report expenses with Array as a related party in future reporting periods, as applicable.  For the three and nine months ended September 30, 2016, we recorded $2.9 million and $9.2 million, respectively, of research and development expenses under the Array Agreement.

Milestones

With respect to product candidates directed to TRK, including LOXO-101 and its back-up compounds, we could be required to pay Array up to $223 million in milestone payments, the substantial majority of which are due upon the achievement of commercial milestones.  With respect to product candidates directed to targets other than TRK, we could be required to pay Array up to $213 million in milestone payments, the substantial majority of which are due upon the achievement of commercial milestones.  The February 2016 amendment allowed Array to be eligible for similar milestones on any back-up compounds developed through the collaboration. We have made or accrued $1.3 million in milestone payments from inception through September 30, 2016.

Royalties

We are required to pay Array mid-single digit royalties on worldwide net sales of products developed through the collaboration.  With respect to the royalty on products directed to targets other than TRK, we have the right to credit certain milestone payments against royalties on sales of products directed to such target.

Off-Balance Sheet Arrangements

Through September 30, 2016, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of September 30, 2016 and December 31, 2015, we had cash and cash equivalents and investments of $156.5 million and $153.9 million, respectively, consisting of money market funds, certificates of deposit, overnight repurchase agreements, government enterprise debt securities and U.S. Government debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable debt securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our available-sale-securities until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on our evaluation, we believe that our disclosure controls and procedures as of September 30, 2016 are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our third fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

We are not currently a party to any pending legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm and other factors.

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

Since inception, we have incurred significant operating losses. Our net loss was $45.2 million for the nine months ended September 30, 2016.  As of September 30, 2016, we had an accumulated deficit of $112.0 million.  We have focused primarily on our discovery collaboration with Array and developing our product candidates. We have initiated clinical development of our lead product candidate, LOXO-101, and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To date, we have financed our operations primarily through private placements of our convertible preferred stock, our initial public offering and our follow-on public offerings in November 2015 and May 2016. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

To become and remain profitable, we must develop and eventually commercialize a product or products with significant market potential. This will require us to be successful in a range of challenging activities, including completing clinical trials of our product candidates, obtaining marketing approval for these product candidates and manufacturing, marketing and selling those products for which we may obtain marketing approval. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our Company and could impair our ability to raise capital, maintain our discovery and preclinical development efforts, expand our business or continue our operations and may require us to raise additional capital that may dilute your ownership interest. A decline in the value of our Company could also cause you to lose all or part of your investment.

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

We expect our expenses to increase in parallel with our ongoing activities, particularly as we continue our discovery and preclinical development collaborations to identify new clinical candidates and initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we continue to incur costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our discovery and preclinical development programs or any future commercialization efforts.

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

As one of the central elements of our business strategy and clinical development approach, we often seek to screen and identify subsets of patients with a genetic alteration who may derive meaningful benefit from our development product candidates. To achieve this, our product development programs can be dependent on the development and commercialization of a companion diagnostic by us or by third-party collaborators. Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices. For example, for LOXO-101, we are working with collaborators to develop an appropriate companion diagnostic to identify patients with tumors that harbor TRK fusions.  Each agency that approves a product will independently need to approve the companion diagnostic before or concurrently with its approval of the product candidate, and before a product can be commercialized. The approval of a companion diagnostic as part of the product label will limit the use of the product candidate to only those patients who express the specific genetic alteration it was developed to detect. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all.

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

In July 2016, we announced that the FDA granted Breakthrough Therapy Designation to LOXO-101 “for the treatment of unresectable or metastatic solid tumors with NTRK-fusion proteins in adult and pediatric patients who require systemic therapy and who have either progressed following prior treatment or who have no acceptable alternative treatments.” There can be no assurance that any of our other product candidates will receive Breakthrough Therapy Designation. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have received a Breakthrough Therapy Designation, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for development.

The receipt of a Breakthrough Therapy Designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if our product candidates receive a Breakthrough Therapy Designation, the FDA may later decide that such product candidates no longer meet the conditions for qualification.

Failure to obtain marketing approval in international jurisdictions would prevent our product candidates from being marketed abroad.

In order to market and sell our products in the European Union and many other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing and different criteria for approval. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or our third party collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, failure to obtain approval in some countries or jurisdictions may compromise our ability to obtain approval elsewhere. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

Any product candidate for which we obtain marketing approval will be subject to extensive post-approval regulatory requirements and could be subject to post-approval restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Our product candidates and the activities associated with their development and commercialization, including their testing, manufacture, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-approval information and reports, registration and listing requirements, current good manufacturing practices, or cGMP, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, including periodic inspections by the FDA and other regulatory authority, restrictions regarding the distribution of samples to physicians and recordkeeping.

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

•                  requirements to conduct post-approval studies or clinical trials;

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

Noncompliance with European Union requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the European Union’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the PPACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

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

On July 3, 2013, we entered into a Drug Discovery Collaboration Agreement with Array, or the Array Agreement, which was subsequently amended on November 26, 2013, April 10, 2014, October 13, 2014, March 31, 2015 and February 18, 2016. Pursuant to the Array Agreement, Array agreed to design, conduct and perform research and preclinical testing for certain compounds that we select, including LOXO-101, targeted at TRKA, TRKB and TRKC, and identify Investigational New Drug candidates for TRK and other targets, while undertaking manufacturing activities sufficient to conduct Phase 1 clinical trials for a subset of these programs. Array granted us exclusive licenses worldwide, for clinical and commercial development of these compounds. See “Business—Array Collaboration.”

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

Furthermore, if Array changes its strategic focus, or if external factors cause it to divert resources from our collaboration, or if it independently develops products that compete directly or indirectly with our product candidates using resources it acquires from our collaboration, our business and results of operations could suffer. For example, while Array has granted us a license for compounds designed to target at least two of the three known TRK kinases. Array has retained ownership and rights to development of compounds targeting only one TRK kinase. We were notified by Array regarding their efforts and use of third parties for the development and/or commercialization of compounds that selectively modulate TRKA for oncology indications.  We have not elected to be the third-party partner for such efforts, as permitted under our collaboration agreement with Array.  If Array or its partners were to develop such compounds in direct competition with our product candidates, our business could be adversely impacted.

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

Additionally, subject to its contractual obligations to us, if a collaborator of ours is involved in a business combination, the collaborator might deemphasize or terminate the development of any of our product candidates. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and the perception of our company by the business and financial communities could be adversely affected.

If we are unable to maintain our collaborations, development of our product candidates could be delayed and we may need additional resources to develop them. All of the risks relating to product development, regulatory approval and commercialization described in this filing also apply to the activities of our collaborators.

We expect to rely on third-party contractors and organizations to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We will rely on third-party clinical research contractors and organizations to conduct our ongoing clinical trials of LOXO-101, and we will rely on third-party contractors, clinical data management organizations, independent contractors, medical institutions and clinical investigators to conduct our clinical trials beyond our current trials, and for clinical trials for programs other than LOXO-101.These agreements may terminate for a variety of reasons, including a failure to perform by the third parties. If we needed to enter into alternative arrangements, our product development activities could be delayed.

We compete with many other companies, some of which may be our business competitors, for the resources of these third parties. Large pharmaceutical companies often have significantly more extensive agreements and relationships with such third-party providers, and such third-party providers may prioritize the requirements of such large pharmaceutical companies over ours. The third parties on whom we rely may terminate their engagements with us at any time, which may cause delay in the development and commercialization of our product candidates. If any such third party terminates its engagement with us or fails to perform as agreed, we may be required to enter into alternative arrangements, which would result in significant cost and delay to our product development program. Moreover, our agreements with such third parties generally do not provide assurances regarding employee turnover and availability, which may cause interruptions in the research on our product candidates by such third parties.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market or slow our regulatory approval. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. Generic products are currently on the market for the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic products.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. In 2016, the U.S. Congress held hearings on the rising costs of prescription drugs, and there is increased media attention on the issue.  Future legislation could potentially change drug pricing dynamics. Reimbursement agencies in Europe may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European countries. Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada, and other countries has and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medicines, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

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

The risks described elsewhere pertaining to our patents and other intellectual property rights also apply to the intellectual property rights that we license, and any failure to obtain, maintain and enforce these rights could have a material adverse effect on our business. In some cases, we may not have control over the prosecution, maintenance or enforcement of the patents that we license, and our licensors may fail to take the steps that we believe are necessary or desirable in order to obtain, maintain and enforce the licensed patents. Any inability on our part to protect adequately our intellectual property may have a material adverse effect on our business, operating results and financial position.

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

We are an early-stage clinical development company with a limited operating history and, as of September 30, 2016, had 25 employees. We are highly dependent on the research and development, clinical and business development expertise of Joshua H. Bilenker, M.D., our President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

We rely on information technology and telephone networks and systems, including the Internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. Our information technology systems, some of which are managed by third-parties, such as those of our CROs, may be susceptible to damage, disruptions or shutdowns due to computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Although we have developed systems and processes that are designed to protect proprietary or confidential information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security.  If our systems are breached or suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may significantly suffer and we may be subject to litigation, government enforcement actions or potential liability. Security breaches could also cause us to incur significant remediation costs, result in product development delays, disrupt key business operations, including development of our product candidates, and divert attention of management and key information technology resources.

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders, if they choose to act together, will continue to have the ability to control all matters submitted to stockholders for approval.

As of September 30, 2016, our executive officers and directors, combined with our stockholders who individually own more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 59% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

As of September 30, 2016, there were 1,067,984 shares of our common stock available for future grant under our 2014 Equity Incentive Plan.  Additionally, as of September 30, 2016, there were outstanding options to purchase up to 2,297,494 shares of our common stock. Any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

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

Date: November 2, 2016

LOXO ONCOLOGY, INC.

By:	/s/ Joshua H. Bilenker, M.D.
Joshua H. Bilenker, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 2, 2016

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