Form 10-K
period 2016-12-31
Loxo Oncology, Inc.
filed 2017-03-07
CIK 1581720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2016 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price of $23.18 of the Registrant’s common stock as reported on the NASDAQ Global Market, was approximately $311.6 million.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2017
Common stock, $0.0001 par value per share	26,146,756 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved.

Designated portions of the Proxy Statement relating to the 2017 Annual Meeting of the Stockholders (the “Proxy Statement”): Part III (Items 10, 11, 12, 13 and 14), to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2016. Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

PART I

Except for historical financial information contained herein, the matters discussed in this Annual Report on Form 10-K may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding our intent, belief, or current expectations and those of our management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks, uncertainties and other factors, some of which are beyond our control; actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to: (i) that the information is of a preliminary nature and may be subject to further adjustment; (ii) those risks and uncertainties identified under “Risk Factors;” and (iii) the other risks detailed from time-to-time in our reports and registration statements filed with the Securities and Exchange Commission (“SEC”). Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As genetic testing in cancer becomes more routine, we are learning that cancers arising in diverse sites in the body may share common genetic alterations. Increasingly, tumors may be identified and treated according to their distinguishing genetic alterations, while in the past, the organ of origin was most important. Both research and clinical data suggest that some tumors, while having many identifiable genetic alterations, are primarily dependent on a single activated kinase for their proliferation and survival. This dependency, often referred to as oncogene addiction, renders such tumors highly susceptible to small molecule inhibitors targeting the relevant alteration.

We identify and prioritize our targets in two ways. First, we use reported clinical trial data to assess the response signals of drugs in development and identify those that show promise but also demonstrate drug-specific limitations such as poor absorption, poor distribution or unwanted side effects. Second, we monitor or sponsor academic research to quickly identify novel targets with emerging validation. Once a target is identified, we employ proven technology solutions to develop product candidates intended to have enhanced target engagement and specificity. We implement a stepwise approach to clinical development designed to reduce risk and identify response signals early in development. In early-stage trials, whenever possible, we seek to evaluate our product candidates in well-defined patient populations in order to maximize the likelihood of demonstrating a clinical benefit. This approach allows for the possibility of rapid clinical development and expedited regulatory strategies. We intend to develop companion diagnostics when appropriate, with the help of technology partners, to identify patients whose tumors harbor relevant genetic alterations.

Our drug discovery efforts to date have relied on a collaboration with Array BioPharma Inc., or Array, which leverages Array’s expertise in building highly selective and potent kinase inhibitors. Through this collaboration, we retain worldwide development and commercial rights for all of our product candidates.

Our Strategy

Our goal is to translate key scientific insights relating to underlying oncogenic drivers into the development of potent and highly selective therapeutics. To execute our strategy, we intend to:

•      Rapidly advance our lead product candidate larotrectinib, formerly referred to as LOXO-101, through clinical development.  Larotrectinib, which we believe is the only selective TRK inhibitor currently in clinical development, is being evaluated in three multi-center studies that include patients with solid tumors that harbor TRK gene fusions. This includes an adult Phase 1 trial, a pediatric Phase 1/2 trial, and an adult/adolescent Phase 2 trial. All three trials have the ability to enroll patients with TRK gene fusions and contribute to the New Drug Application (“NDA”) efficacy database for larotrectinib.

•      Develop a pipeline of potent and highly selective targeted therapeutics.  Our insights into cancer biology and target identification, coupled with our focus on purpose-built medicinal chemistry, have allowed us to build a proprietary pipeline of targeted preclinical product candidates. Our management team and Scientific Advisory Board have a history of success in the identification, translation and development of oncology therapeutics, and together we determine which programs merit advancement and continued development.

•      Increase the probability for clinical success by prioritizing targets for development that are believed to be oncogenic drivers. We attempt to select targets for drug development that behave as oncogenic drivers. If we are successful in inhibiting these targets with our product candidates, we may increase the likelihood of achieving tumor responses. This approach has been validated by others in the setting of epidermal growth factor (“EGFR”) mutated lung cancer, BRAF mutated melanoma, BCR-ABL translocated chronic myelogenous leukemia and ALK translocated lung cancer.

•      Work with experienced third parties in the field of diagnostics. In initial clinical development, we will attempt to employ existing diagnostic tools to identify patient subsets with the highest likelihood of clinical benefit. In late-stage clinical development, once the most important screening criteria have been established, we will work with third-party technology partners to develop companion diagnostic assays that could support registration and marketing of our product candidates. Thus, our relationships with established diagnostics partners may help us enroll our clinical trials more successfully, better identify patients in the eventual commercial setting, or both.

•      Conduct international clinical and regulatory programs to support our global approval and commercialization strategy.  We retain worldwide commercial rights to our product candidates. Cancer is a global disease and we are pursuing clinical and regulatory programs for approval in the U.S. and internationally. Our plan is to establish a focused oncology commercial organization in the U.S. and strategically evaluate commercial partnership opportunities internationally.

Background on Cancer

Cancer is the second-leading cause of death in the U.S. The American Cancer Society estimates that in 2017 there will be approximately 1.69 million new cases and approximately 601,000 deaths from cancer in the U.S. Cancer originates from defects in the cell’s genetic code (“DNA”), which disrupt the mechanisms that normally prevent uncontrolled cell growth, invasion and programmed cell death. Increasingly, doctors are using diagnostic tests to identify these genetic defects and select better treatment options. As genetic testing in cancer becomes more routine, we are learning that cancers arising in diverse sites in the body may share common genetic alterations.

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

Targeted Therapies and Oncogene Addiction.  The dissemination of approved and experimental targeted therapies into large populations revealed that some patients had particularly robust responses to these therapies. This observation was consistent with lab evidence that some tumors, despite having many measurable genetic alterations, are primarily dependent on a single activated kinase for their growth and survival advantage. Such cancers are highly susceptible to small molecule inhibitors. Often described as an oncogenic driver mutation or a dominant activating mutation, oncogene addiction is a term used to describe a tumor’s particular dependence on a specific pathway. Oncogene addiction has become an important concept in clinical development because patients with tumors governed by this behavior typically show rapid and measurable tumor shrinkage when exposed to drugs targeting the relevant alteration. These responses can be sufficiently dramatic in some cases to support expedited regulatory approval for the associated targeted therapy.

Kinase inhibitors against EGFR in stage IV lung cancer provide an informative case study regarding the importance of identifying oncogenic drivers in enabling more efficient drug development and improving clinical care. In 2004, researchers first discovered that a subset of lung cancer was caused by a genetic defect in EGFR. Drugs called erlotinib (Tarceva™ and gefitinib (Iressa™), which target EGFR, were in development for lung cancers of unknown mutation status. Investigators learned that patients with mutations in EGFR receiving Tarceva™ or Iressa™ experienced a much higher response rate, defined as the proportion of patients with meaningful tumor shrinkage on their clinical imaging scans, than unselected patients. Patients with EGFR mutations have a response rate in the 65% range, as opposed to the 10% range noted in unselected lung patients. Tarceva™ is approved in the U.S. as first-line treatment for non-small cell lung cancer patients with EGFR mutations, afatinib (Gilotrif™) is approved in the U.S. for patients with metastatic non-small cell lung cancer with specific EGFR mutations, and in November 2015, the United States Food and Drug Administration (“FDA”) granted accelerated approval to osimertinib (Tagrisso™) for the treatment of patients with metastatic non-small cell lung cancer who have a specific genetic marker and have progressed on or after treatment with a prior EGFR inhibitor.

Inhibitors of other kinases associated with oncogenic driver events have shown compelling clinical effects in patients whose tumors harbor alterations in genes such as ALK, BRAF, and ABL. Drugs such as crizotinib (Xalkori™), vemurafenib (Zelboraf™), imatinib (Gleevec™) and others have been successfully developed against these oncogenic drivers.

Researchers and clinical oncologists now often incorporate genetic assessments into clinical trials and routine care with the hope of directing patients to medicines, which may have a greater chance of treating their cancers effectively. As more driver oncogenes in cancer are identified, clinicians and investigators are more willing to test routinely with an expanded panel genetic test. In turn, it is possible to develop drugs for defined subsets of patients, and to look for patients whose tumor types harbor genetically similar alterations. As such, doctors may begin to identify tumors and select therapies based on the type of mutations they share, rather than the part of the body from which they arise. Such a system should afford more efficient drug development, the opportunity for robust clinical responses and a better understanding of the underlying mechanisms of cancer.

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

Learning from Clinical Trial Data.  Response signals for third-party drugs in clinical trials can point to the promise of a target that has been inadequately exploited. One important emerging concept in cancer drug development is that of target coverage, or the extent to which a drug fully engages its intended target. We believe that maximal target inhibition is required for maximal clinical effect. However, drugs often fail to reach sufficient concentrations in the human body because they are poorly absorbed, poorly distributed, rapidly cleared, or cause off-target toxicities at doses lower than those needed for optimal efficacy. Sometimes these limitations can be overcome with better chemistry, which improves drug exposure and reduces unwanted off-target effects.

A second concept learned from studying clinical trial data relates to “acquired resistance.”  Acquired resistance describes the clinical situation where a patient’s oncogene addicted tumor is at first sensitive to the relevant drug but then mutates again such that it becomes resistant.  It is sometimes possible to understand how a new, acquired mutation has led to drug resistance.  In turn, it is sometimes possible to develop a next-generation drug inhibitor that can re-induce a response in the patient. For example, the drug osimertinib (Tagrisso™) addresses acquired resistance in patients who have progressed on a prior EGFR inhibitor.  Developing second-generation drugs against validated targets with acquired resistance can be of great clinical value to patients because it extends the time of durable disease control, and the well characterized biology creates compelling opportunities in development.

Learning from Academic Research.  Lab research can help identify and qualify emerging targets. Genetic studies across groups of patient tumor samples generate rich data sets, which are often publicly available. Bioinformatic approaches can help identify the alterations most likely to have clinical relevance. Lab experiments involving cell and animal models can be used to explore whether a novel target is an oncogenic driver and whether targeted drugs can be effective. Consistency of results across highly respected labs is especially important. We apply our judgment to synthesize these diverse data streams to identify the most promising targets.

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

Biologic Relevance.  In consultation with our Scientific Advisory Board, we identify experiments with the intent to answer the underlying hypothesis of oncogenic driver potential, target validation, or a differentiated profile relative to competitive programs. These experiments may be conducted at Array, third-party commercial vendors or with academic collaborators. It is often necessary to have a prototype inhibitor to determine that a biologic target justifies designing and synthesizing a product candidate. Working with a partner such as Array, which has an advanced and well-annotated chemistry library including numerous prototype inhibitors, can be particularly helpful in this regard.

Chemistry Feasibility.  Our collaboration with Array allows us to employ its chemistry platform to solve problems that have historically plagued many cancer drugs. For each target under evaluation, we develop molecules with the specific pharmacokinetic properties that we have identified and are able to compile a comprehensive data review prior to advancing a molecule to preclinical toxicology studies. This understanding of how a molecule might behave in vivo prevents us from advancing products with undesirable physiochemical properties.

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

•      Keith T. Flaherty, M.D., a Professor at Harvard Medical School and the director of the Termeer Center for Targeted Therapy at the Cancer Center at Massachusetts General Hospital. Dr. Flaherty focuses on the understanding of novel, molecularly targeted therapies. Dr. Flaherty serves on the board of directors of Clovis Oncology.

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

•      Pasi A. Jänne, M.D., Ph.D., the Director of the Lowe Center for Thoracic Oncology at the Dana Farber Cancer Institute, and the Scientific co-director of the Belfer Center for Applied Cancer Sciences and a Professor of Medicine at Harvard Medical School. Dr. Jänne manages a research laboratory focused on developing targeted therapies and understanding mechanisms of acquired drug resistance in lung cancer.

Product Candidates

Larotrectinib

Overview. Larotrectinib, formerly referred to as LOXO-101, is an oral, selective inhibitor of the TRK family in development for the treatment of tumors with TRK fusions. TRK fusions have been implicated in diverse tumor types such as lung cancer, head and neck cancer, melanoma, colorectal cancer, sarcoma, and breast cancer. We selected larotrectinib from a portfolio of Array TRK inhibitors that had distinct chemical scaffolds and were initially developed to treat pain, a setting in which positive efficacy signals had been seen with therapeutic antibodies targeting the TRK pathway. As a result of the initial focus on a pain indication, the TRK inhibitors were designed for both potency and specificity. In purified enzyme inhibition studies, larotrectinib has demonstrated potent inhibition activity against TRKA, TRKB and TRKC at low nanomolar concentration levels. These studies also demonstrated that larotrectinib was highly selective, as it was not a strong inhibitor of any other tested kinase. Similarly, in cells expressing these TRK receptors, larotrectinib also demonstrated potent inhibition activity at low nanomolar concentrations. We believe that potent and selective inhibition of the TRK pathway may provide clinical benefit in patients whose tumors have relevant TRK alterations. Given larotrectinib’s specificity, we do not anticipate clinical activity in patients whose tumors are not driven by TRK.

TRK Biology. TRK signaling is important to neuronal development, including the growth and function of neuronal synapses, memory development and maintenance and the protection of neurons after ischemia or other injuries. TRK expression decreases after birth in most tissues and in adults expression is restricted primarily to cells of neural crest with a low level of expression under normal conditions. More recently, the role of TRK in non-neural tissues has also been recognized; these tissues include the kidney, prostate, B-lymphocytes, eosinophils, marrow-derived endothelial precursors (involving heart, muscle and ovary) and embryonic stem cells. Three high-affinity TRK receptors have been identified: TRKA, TRKB and TRKC. These proteins are encoded by the NTRK1, NTRK2 and NTRK3 genes, respectively.

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

Larotrectinib Phase 1 Study. We are evaluating larotrectinib in a Phase 1 dose escalation trial in adult patients with advanced solid tumors refractory to standard therapy. The primary endpoints of this open label, multicenter, dose escalation trial include safety assessments, determining the maximum tolerated dose and identifying the appropriate dose for further clinical investigation. Secondary endpoints include pharmacokinetic assessments of orally administered larotrectinib, evaluation of tumor response and duration of response. Adult patients are eligible provided they meet our eligibility criteria, including (1) locally advanced or metastatic adult solid tumor that has progressed or was nonresponsive to available therapies and for which no standard or available curative therapy exists, (2) an ECOG score, which measures disease progression, of 0, 1 or 2, with life expectancy of at least 3 months and (3) adequate hematologic, hepatic and renal function. We began enrolling patients in our Phase 1 trial in May 2014. The trial allows for additional expansion cohorts to better characterize safety and efficacy in patients with specific abnormalities in the NTRK genes or proteins. We last reported interim data for this trial at the European Society for Medical Oncology (ESMO) Asia Congress in Singapore in December 2016. As of November 10, 2016, 59 patients with refractory solid tumors had been enrolled and treated with single agent larotrectinib, including eight patients with cancers harboring NTRK fusions. Because this trial allows enrollment of patients with TRK fusions, it has contributed to our understanding of larotrectinib’s efficacy in the intended population for which an NDA is planned.

Larotrectinib Interim Phase 1 Safety Data. As of a data cutoff date of November 10, 2016, larotrectinib had been well tolerated in the 59 patients treated, including 34 patients receiving a dose of 100mg BID, which is the dose we carried forward to Phase 2. The most common adverse events reported, regardless of attribution to the study drug, have been largely mild to moderate (Grade 1 and 2), occurring with the following frequencies: fatigue (37 percent), dizziness (29 percent), anemia (25 percent) and dyspnea (25 percent). More severe (Grade 3 or 4) adverse events occurring in more than two patients have included anemia, fatigue, increased liver enzymes, and dyspnea. No individual Grade 3 or 4 adverse events occurred in more than three patients treated at 100mg BID or more than five patients in the entire study population. Three patients have withdrawn from the study due to adverse events. The frequency of toxicities did not correlate with dose level. The maximum tolerated dose, or MTD, has not yet been defined, and doses up to 200mg BID have been tested and deemed safe by study investigators, meaning that even higher doses could be tested in future clinical trials, if desired.

Larotrectinib Interim Phase 1 Efficacy Data. As of a data cutoff date of November 10, 2016, 59 patients with refractory solid tumors had been enrolled and treated with single agent larotrectinib. This total includes eight patients with cancers harboring TRK fusions, including patients with a primary diagnosis of mammary analogue secretory cancer of the salivary glands (MASC, n=3), gastrointestinal stromal tumor (n=2), soft tissue sarcoma (n=1), thyroid carcinoma (n=1) and non-small cell lung cancer (n=1). Seven of these patients with TRK fusion cancers were on study sufficiently long as of the data cutoff for an efficacy assessment, while an eighth TRK fusion patient had been more recently enrolled and had not yet been evaluated for response. Six of the seven efficacy evaluable patients achieved a confirmed partial response, as defined by standard RECIST v1.1 criteria. A seventh patient demonstrated clear radiographic tumor regressions, including in the central nervous system, and remained on study as of November 10, 2016, but had not met the threshold required for a RECIST v1.1 response. All responders remained in response as of November 10, 2016, with one patient in cycle 22, one patient in cycle 19, one patient in cycle 18, two patients in cycle 15 and one patient in cycle 11. Each cycle is 28 days, or approximately one month. All seven patients remained on study as of November 10, 2016. The eighth patient who had been more recently enrolled and not yet evaluated for efficacy also remained on study as of the data cutoff.

Larotrectinib Phase 2 Basket Study. In October 2015, we treated the first study subject in our NAVIGATE Phase 2 basket trial, a multicenter, international open label study in adult cancer patients whose tumors harbor TRK fusions. A basket trial is a type of clinical study that seeks to enroll cancer patients with a common genetic feature, in this case, a TRK fusion, as opposed to patients with a particular type of cancer. The larotrectinib Phase 2 basket trial is enrolling patients with TRK fusions across all solid tumor types. In order to meet the criteria for enrollment, patients must have received prior standard therapy appropriate for their tumor type and stage of disease, or in the opinion of the investigator, would be unlikely to tolerate or derive clinical benefit from appropriate standard of care therapy. During this trial, larotrectinib is administered orally as a single agent continuously in 28-day cycles. The 100 mg twice-daily dose, which was administered to five of the seven evaluable TRK fusion patients on the Phase 1 study, has been selected for this trial. The primary endpoint of the trial is the overall response rate to larotrectinib, as measured by the proportion of subjects with best overall confirmed response of complete response or partial response by RECIST v1.1, or Response Assessment in Neuro-Oncology RANO, criteria, as appropriate. Secondary endpoints include duration of response, the proportion of subjects that have any tumor regression as a best response, progression-free survival, overall survival, safety and tolerability. We collaborate with the clinical, laboratory, and molecular pathology communities in both academia and industry to ensure that that TRK fusion patients and their treating physicians are alerted to the larotrectinib Phase 2 clinical trial, integrating trial recruitment into routine clinical practice.

Larotrectinib Inclusion in NCI-MATCH Study. In October 2015, we also announced that the independent committee of the National Cancer Institute-Molecular Analysis for Therapy Choice, or NCI-MATCH, clinical trial chose larotrectinib as the sole, dedicated treatment arm for patients with TRK gene fusions. The primary endpoint for NCI-MATCH is the objective response rate, defined as the percentage of patients whose tumors have a complete or partial response to treatment. The NCI-MATCH trial plans to initially enroll about 6,000 patients with tumor biopsies available for comprehensive genomic profiling and assign these patients to an appropriate targeted therapy arm based on the molecular abnormalities of each tumor. As part of the agreement between Loxo and NCI, Loxo will have access to data generated through this study which may be supportive as part of regulatory interactions. The TRK fusion arm of this study has yet to open and has not enrolled any patients. Results from this trial may, over time, provide supportive data in the context of the overall clinical development program, but are unlikely to constitute a primary or gating dataset that supports regulatory review.

Larotrectinib Phase 1/2 Pediatric Study. In December 2015, we announced the initiation of the SCOUT trial, a Phase 1/2 multicenter, open-label trial of larotrectinib in pediatric patients with advanced solid or primary central nervous system (“CNS”) tumors, with the treatment of our first study subject. On April 19, 2016, the journal Pediatric Blood and Cancer published a manuscript co-authored with Nemours Children’s Hospital, Northwestern University and St. Jude Children’s Research Hospital, describing a confirmed RECIST v1.1 partial response in the first patient enrolled in the pediatric trial of larotrectinib. The 16-month-old female had infantile fibrosarcoma involving the neck, face, skull, mastoids and cervical vasculature. At the end of cycle 1 (day 28), imaging of the brain and neck showed tumor regression of more than 90 percent from baseline. Repeat scans at the end of cycle 2 showed a continued decrease in tumor volume. During the preparation of the manuscript, the patient was in study cycle 5, with a RECIST v1.1 confirmed partial response. The patient experienced no adverse events related to larotrectinib.

In the dose-escalation phase of this trial, larotrectinib is administered orally twice daily, with the initial starting dose level intended to match the pharmacokinetic exposures of the 100 mg twice daily dose that is currently being employed in the larotrectinib Phase 2 basket trial in adult patients. The actual dose for each patient will depend on the patient’s body size and age. The trial utilizes the capsule dosage form as well as a liquid formulation of larotrectinib designed specifically for pediatric patients unable to swallow capsules. The primary objective of the trial is to explore the safety of larotrectinib. Secondary objectives include the characterization of pharmacokinetics, the identification of the maximum tolerated dose and/or the Phase 2 dose, a description of antitumor activity. We plan to present interim clinical data from the Phase 1/2 trial in pediatric patients in mid-2017. Like the adult Phase 1 study, this trial also allows enrollment of patients with TRK fusions, and therefore provides an opportunity to characterize larotrectinib’s efficacy in patients with TRK fusion cancers and to support the NDA dataset.

Larotrectinib Pharmacology.  Key findings from preclinical testing of larotrectinib are listed below. Several in vitro analyses, in vivo xenograft studies and safety analyses in mice, rats, dogs and monkeys informed the following:

•      Larotrectinib is a highly selective and potent inhibitor of TRKA, TRKB and TRKC.

•      In animal studies, larotrectinib demonstrated good oral bioavailability, moderate protein binding and distribution into tissues, which together, provide unbound plasma concentration at the target.

•      Larotrectinib was selected in part for its modest brain penetration, because preclinical studies suggested sustained inhibition of TRK signaling in the brain could lead to neurotoxicity.  However, larotrectinib’s potency coupled with its pulsatile CNS pharmacology appear to deliver drug exposures in the CNS sufficient for anti-tumor activity.

•      Onset of target engagement in animal models within two hours suggesting the potential for rapid inhibition of target.

•      Larotrectinib is not a significant inhibitor or inducer of cytochrome P450 3A4 isoenzyme; therefore, there may be reduced risk of drug interactions.

From these findings we concluded that larotrectinib has drug-like pharmaceutical properties and that it was appropriate to advance this product candidate into clinical development. We believe that these characteristics of larotrectinib may allow us to achieve greater inhibition of the TRK target in humans, address TRK fusion CNS disease, and improve patient outcomes.

Orphan Drug Status. In September 2015, we announced that the FDA granted larotrectinib orphan drug designation for the treatment of soft tissue sarcoma.

In January 2016, we announced that the European Commission designated larotrectinib as an orphan medicinal product for treatment of patients with soft tissue sarcoma.

Rare Pediatric Disease Designation. The FDA has granted rare pediatric disease designation to larotrectinib for the treatment of infantile fibrosarcoma, a rare pediatric cancer. The designation provides the opportunity for us to apply for a rare pediatric disease priority review voucher. Whether FDA grants us a priority review voucher at the time of drug approval will depend on the FDA’s interpretation of the statutes, regulations and guidance documents relevant to the program, and whether the population described in larotrectinib’s first approved indication sufficiently encompasses the population covered by the rare pediatric disease designation or is broader than permitted to obtain a voucher. We estimate that there may be approximately 100 new cases of infantile fibrosarcoma per year in the United States.

Breakthrough Therapy Designation. In July 2016, the FDA granted Breakthrough Therapy Designation to larotrectinib ‘‘for the treatment of unresectable or metastatic solid tumors with NTRK-fusion proteins in adult and pediatric patients who require systemic therapy and who have either progressed following prior treatment or who have no acceptable alternative treatments.’’ The larotrectinib Breakthrough Therapy Designation application, submitted approximately 60 days prior to designation receipt, included TRK fusion patient data from the ongoing Phase 1 dose-escalation study of larotrectinib in adult patients with advanced solid tumors, the ongoing Phase 1/2 pediatric study of larotrectinib in patients with advanced solid tumors or primary CNS tumors, and the ongoing Phase 2 basket trial of larotrectinib in adult cancer patients whose tumors harbor TRK fusions. We expect the NDA dataset to similarly draw on TRK fusion patient data across the three ongoing larotrectinib clinical studies, as is reflected in the ‘adult and pediatric patient’ indication for which FDA granted larotrectinib Breakthrough Therapy Designation.

Integrated Program Update. On December 19, 2016, we held a conference call and webcast to provide an overall program update for larotrectinib.  At that time, we referenced written FDA feedback which we believe affirmed a path forward for a tissue-type agnostic NDA filing strategy for adult and pediatric TRK fusion patients and provided specific enrollment advice regarding the primary analysis set that could potentially support an NDA filing. On February 21, 2017, we announced that we had completed clinical trial enrollment consistent with this advice. We believe that the efficacy and safety database sizes required for the approval of larotrectinib are within precedents set by prior targeted therapy drug approvals in oncology in genetically defined cancers. While the NDA and worldwide regulatory filings are in process, all larotrectinib clinical trials will remain open as a means of characterizing long-term follow-up of enrolled patients, while also providing a mechanism for drug access to newly identified patients.  The primary efficacy analysis for larotrectinib will be based on RECIST v1.1 overall response rate (ORR), as determined by independent radiology review, for NTRK fusion patients enrolled across the three ongoing larotrectinib clinical studies. Durability and magnitude of response and safety are also critical elements of the regulatory risk-benefit determination.

Independent radiology review refers to a formal process wherein third-party radiologists, not affiliated with the drug development program, are engaged to provide an assessment of the primary radiology images used in support of an NDA, or equivalent health authority filing. In our case, this third-party group would apply the rules of RECIST v1.1 to the interpretation of the images so that an overall response rate could be calculated.  Of note, all of our patient responses disclosed to date have been generated by investigator assessments of response.  In contrast to independent radiology review, investigator assessed response is performed by investigators or their affiliated radiology colleagues who may be aware of the study treatment, patient history or other information that could impact their choices in applying the rules and conventions of RECIST v1.1. Conversely, independent radiology reviewers have limited access to non-radiographic clinical information or other ancillary information, which could have informed their application of RECIST v1.1 response rules.  The published literature demonstrates a consistent decrease in response rate when investigator assessed response rates are verified by independent radiology review. (see Table 2 in Ford et al. European Journal of Cancer 45 (2009) 268 — 274). We have not yet undertaken the independent radiology review process for larotrectinib.

We expect to report top-line data for the NDA dataset, i.e. overall response rate as measured by independent radiology review, in the second half of 2017, as informed by future interactions with regulatory authorities.  We expect to submit an NDA in late 2017 or early 2018, and a European Marketing Authorisation Application (“MAA”) in 2018.

We intend to submit for approval for the same indication statement upon which the FDA granted Breakthrough Therapy Designation for larotrectinib: ‘‘for the treatment of unresectable or metastatic solid tumors with NTRK-fusion proteins in adult and pediatric patients who require systemic therapy and who have either progressed following prior treatment or who have no acceptable alternative treatments.’’ However, we can make no assurances that the FDA will grant us approval for the indication that we are seeking, or at all.

Commercial Opportunity. As we approach an NDA submission, we have learned more about the patient opportunity for larotrectinib. As discussed in the December 19, 2016, program update, in addition to evidence from the literature, we have worked closely with tumor banks, third party labs, and various assay technology partners to better understand TRK fusion frequency and how to improve testing sensitivity. Our work required certain assumptions based on detection assays with known limitations with regard to sensitivity (i.e. ability to detect TRK fusions that truly exist) and specificity (i.e. ability to detect only TRK fusions). In light of these assay limitations, we provided an estimated range of patient numbers for TRK fusion cancers, which in the United States is 1,500 to

5,000 late-line eligible patients each year. We also believe there are similar numbers of patients in the large European countries and Japan relative to those population sizes, as has been shown for other targeted therapies.

The patient opportunity numbers we cite above reflect our best understanding of the peak addressable opportunity for larotrectinib. However, as patients with NTRK fusions must be identified in practice if they are to receive larotrectinib, two factors relating to the diagnostics market must continue to evolve for the full realization of the commercial potential of the drug.  First, the diagnostic tools themselves must continue to demonstrate improving sensitivity for NTRK fusions.  Available assays, especially those depending on next-generation sequencing, are imperfectly sensitive, but improving.  Second, patients need better access to high quality diagnostic tests with the ability to comprehensively characterize the biology of their tumors.  In large part, patient access is a byproduct of lab reimbursement—when financial incentives exist that encourage or discourage testing, testing volumes change accordingly.  We believe that both assay sensitivity and patient access are improving and will continue to improve. The rate at which these trends evolve is key to finding the 1,500 to 5,000 patients who we believe exist each year in the United States. Our pre-launch preparations are therefore highly focused on the diagnostics and pathology lab communities.

Preclinical Product Pipeline

LOXO-195

LOXO-195 is a drug candidate in preclinical development.  It was designed as a second-generation TRK inhibitor intended to address predicted acquired resistance mechanisms resulting from therapy with a first-generation TRK inhibitor such as larotrectinib, or multikinase inhibitors with significant anti-TRK activity.  In preclinical models, LOXO-195 appears to be particularly active against so-called “solvent front” mutations, which are a class of structural mutations that have been described in the literature as relevant to TRK acquired resistance, but also ALK and ROS1 acquired resistance.  Given the limited clinical experience with TRK inhibitors, and the preliminary nature of the research describing mechanisms of acquired resistance in TRK fusion cancers, it is reassuring to see that solvent front mutations are predicted, as these are clinically relevant in the setting of ALK and ROS1 inhibition as well.  Solvent front mutations often require novel medicinal chemistry solutions, and LOXO-195 represents a structurally diverse solution to this mechanism of acquired resistance.  With the LOXO-195 program, we hope to offer certain patients who progress on larotrectinib or other agents an opportunity to extend their time of durable disease control.

We presented preclinical data at the EORTC-NCI-AACR Molecular Targets and Cancer Therapeutics Symposium in December 2016 in Munich, Germany on our LOXO-195 preclinical program.  In preclinical models, LOXO-195 demonstrated potent and selective inhibition of solvent front mutations, as well as other predicted resistance mutations reported in recent literature to date. LOXO-195 also exhibited favorable preclinical in vivo properties in relevant in vivo models.

We expect to submit an Investigational New Drug, or IND, application prior to initiating a LOXO-195 Phase 1 study in mid-2017. Initial clinical data may be available for this program as early as the end of 2017.

LOXO-292

LOXO-292 is a drug candidate in preclinical development.  It targets a cancer oncogene known as Rearranged during Transfection, or RET. In normal physiology, RET is a tyrosine kinase receptor that binds the glial cell line-derived neurotrophic factor (GDNF) ligand family, a signaling pathway important to the development of the nervous system and kidneys.  In cancer, activating fusions and mutations in RET have been identified across a range of cancer types, including lung, thyroid, breast and colon cancers. There are multiple peer-reviewed articles of patients with RET gene alterations demonstrating preliminary anti-tumor activity in experimental trials of multikinase inhibitors with anti-RET activity. We are designing a highly specific RET inhibitor that is intended to optimize on-target potency for RET fusions, activating mutations, and anticipated mechanisms of acquired resistance in these settings.

RET fusions account for approximately 2% of non-small cell lung cancer. RET fusions also account for 10-20% of papillary thyroid cancer, and may be found in other tumors such as colon cancer, where prevalence is not well understood. RET mutations account for approximately 60% of medullary thyroid cancer.  Based on literature reports, we estimate that in lung and thyroid cancers, there are approximately 5,000 late-line eligible patients per year in the United States who might benefit from a targeted RET inhibitor such as LOXO-292.

We presented preclinical data at the EORTC-NCI-AACR Molecular Targets and Cancer Therapeutics Symposium in December 2016 in Munich, Germany on our LOXO-292 preclinical program. LOXO-292 demonstrated RET potency in enzyme and cellular assays with minimal activity against highly related kinases and other off-targets. Preclinically, in vivo, LOXO-292 demonstrated its ability to drive tumor regressions in relevant RET-driven models, while having minimal effect on body weight, a proxy for toxicity. LOXO-292 also demonstrated potency against many anticipated mechanisms of acquired resistance, both in vitro and in vivo.

We expect to submit an IND prior to initiating a LOXO-292 Phase 1 study in early 2017. Initial clinical data may be available for this program as early as the end of 2017.

FGFR

We are seeking a drug candidate capable of potently inhibiting FGFR isoforms 2 and/ or 3, while sparing isoforms 1 and 4.  There are numerous FGFR1-3 inhibitors that have shown anti-tumor activity in Phase 1-2 human clinical trials, but are associated with significant toxicities that limit dose intensity (see Lewin et al Journal of Clinical Oncology 33 (2015) 3372-3374).  FGFR4 inhibitors are also in clinical development, tend to spare FGFR1-3, target different biologic hypotheses, and are not of interest to Loxo.

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

We presented preclinical data at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics meeting in November 2015 in Boston, MA on our FGFR preclinical program.  Data for our potent and selective FGFR inhibitor tool compounds show a relative sparing of FGFR1, while exhibiting high oral bioavailability and favorable PK properties in animal models.

Array Collaboration

Overview.  On July 3, 2013, we entered into a Drug Discovery Collaboration Agreement with Array (“Array Agreement”) which was subsequently amended on November 26, 2013, April 10, 2014, October 13, 2014, March 31, 2015 and February 18, 2016. Pursuant to the Array Agreement, Array agreed to design, conduct and perform research and preclinical testing for certain compounds that we select, including larotrectinib, targeting TRKA, TRKB and TRKC, identify IND candidates for TRK and other targets, and undertake manufacturing activities sufficient to conduct Phase 1 clinical studies for a subset of these compounds. Array granted us exclusive licenses worldwide for clinical and commercial development of compounds that inhibit a defined number of targets. The Array Agreement also contains mechanisms for the replacement of a discovery program by substituting a new target for a target for which discovery activities were discontinued. As consideration, Array received or receives 1) shares of our capital stock; 2) ongoing cash payments proportionate to Array’s commitment of full-time equivalents to conduct preclinical research for our programs during a discovery research phase through July 2016, which we may extend for up to two additional one-year periods; 3) payments for certain other costs and research requirements related to the targets; 4) milestone payments of up to approximately (i) $223 million with respect to products related to TRK, including larotrectinib and its backup compounds, and (ii) $213 million with respect to product candidates directed to targets other than TRK, if certain clinical and sales milestones are achieved; and 5) single-digit royalties on sales of any resulting drugs.

In the October 2014 amendment to the Array Agreement, in addition to larotrectinib, the parties designated 12 discovery targets, of which seven were selected for additional study in January 2015, which was to be reduced to four on or before January 2016. The October 2014 amendment also created mechanisms through which Array and Loxo could evaluate additional targets outside of the named targets to implement the originally contemplated potential substitution of one or more of the named targets. We had the option to maintain the total target number at five for an additional payment, and we exercised this option to maintain five discovery programs in January 2016. In the October 2014 and March 2015 amendments to the Array Agreement, Loxo agreed to provide additional headcount support for Array’s research activities on our agreed-upon targets.

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

In October 2014, Array notified us in writing that it planned to begin substantial negotiations with third parties regarding the development and/or commercialization of compounds that selectively modulate TRKA for oncology indications. That notification triggered a 90-day period whereby we had the right to discuss the terms and conditions under which Array would grant such rights to us. This period has expired and Array is free to negotiate with, and grant such rights to, a third-party.

Governance.  Our collaboration with Array is guided by a joint research committee (“JRC”). Decisions of the JRC are made by majority vote. If the votes required to approve a decision cannot be reached within the JRC, we have the deciding vote except with respect to matters that would cause Array to violate any obligation or agreement it may have with a third-party or unilaterally impose on Array any financial obligation that is beyond the scope of Array’s obligation under the Array Agreement.

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

Intellectual Property

Our intellectual property is critical to our business and we strive to protect it, through the use of trade secrets and by seeking and maintaining patent protection in the U.S. and internationally for our product candidates, back-up compounds, and other inventions that are important to our business. For our product candidates, we generally strive for patent protection covering both composition of matter and methods of use. As more fully described below, we have an exclusive license from Array to issued composition of matter and method of use patents covering larotrectinib that expire in 2029, without taking into account any applicable extensions.

We work with Array to patent joint and/or exclusively licensed inventions in the U.S. and internationally. In addition, during the development of our product candidates, we may pursue patent protection to potentially enhance commercial success, such as method of use, formulation, treatment regimens, methods of making, synthetic intermediates, polymorphs, or other patent claims. We also rely on trade secrets relating to our discovery programs and product candidates, and seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

The patent portfolio for larotrectinib and a next-generation selective TRK inhibitor for activity against acquired anti-TRK resistance, LOXO-195 is summarized below.

Larotrectinib’s patent portfolio includes patents exclusively licensed to us by Array for our product candidates on a worldwide basis for all therapeutic indications. Composition of matter patents for larotrectinib is/are issued in the U.S., Hong Kong, New Zealand, Australia, Bosnia, Chile, Gulf Cooperation Council (“GCC”), Indonesia, China, Columbia, Japan, Russia, Taiwan, Ukraine, the Philippines, and Europe (which has been validated in all member and extension states). The issued U.S. and European patents expire in 2029, not taking into account any applicable extensions for patent office and/or regulatory delay in the relevant jurisdictions. The larotrectinib patent portfolio also includes pending U.S. and foreign applications related to methods of use for larotrectinib, composition of matter and methods of use for larotrectinib, and composition of matter and methods of use for other compounds. We have licensed three other patent families that cover our next-generation selective TRK inhibitor program, including those that have activity against various mechanisms of acquired resistance to TRK inhibition. We have issued patents in Australia, the EPO (validated in Austria, Switzerland, Germany, Spain, France, Great Britain, Italy, Sweden, and Turkey), Chile, China, Columbia, Hong Kong, Japan, Mexico, New Zealand, Philippines, Russia, Taiwan, Ukraine, and the U.S. providing composition of matter and method of use coverage for one back-up with activity against acquired resistance to anti-TRK therapies, LOXO-195, with allowed cases in China and Ukraine. The issued patents expire in 2031, not taking into account any applicable extensions for patent office and/or regulatory delay in the relevant jurisdiction.

We have pending patent applications directed to compositions of matter, methods of use, methods of making, and synthetic intermediates for both our LOXO-292 and FGFR programs, which, should the patents issue, will have a term to 2036, absent other term extensions that might be available for patent office and/or regulatory delay in the relevant jurisdiction.

In the U.S., the term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”) permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions to any of our issued patents in any jurisdiction where these are available, however there is no guarantee that the applicable authorities, including FDA in the U.S., will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.

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

We face competition with respect to our current product candidates, and will face competition with respect to future product candidates, from segments of the pharmaceutical, biotechnology and other related markets that pursue targeted approaches to addressing activating molecular alterations in cancer. While there are currently no approved drugs targeting TRK, we are aware of a number of TRK RTK inhibitors, including Daiichi Sankyo and its subsidiary Plexxikon’s PLX-7486 and DS-6051b, Ignyta’s entrectinib, Novartis AG’s dovitinib, Mirati’s MGCD516 and Ono Pharmaceutical’s ONO-4474. We are also aware of preclinical programs from Blueprint Medicines, TP Therapeutics, Chugai Pharmaceutical and Ono Pharmaceutical. In addition, our collaboration partner, Array, has retained rights to development of compounds that target only one of the TRKA, TRKB or TRKC kinases, which if developed by Array or a licensee could be competitively significant. However, if larotrectinib or our future product candidates do not offer sustainable advantages over competing products, we may otherwise not be able to successfully compete against current and future competitors.

While there are no selective RET inhibitors approved in RET-specific indications, we are aware of the following compounds with ongoing RET-focused programs: Eisai (lenvatinib), Exelixis (cabozantinib), AstraZeneca (vandetanib), Pfizer (sunitinib), Ariad (ponatinib), Novartis (dovitinib), Roche (alectinib), Blueprint Medicines (BLU-667), Ignyta (RXDX-105) and Mirati (MGCD516).

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

Government Regulation

FDA Approval Process

In the U.S., pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

Pharmaceutical product development for a new product or certain changes to an approved product in the U.S. typically involves preclinical laboratory and animal tests, the submission to the FDA of an IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

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

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practices (“GCPs”), an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to FDA as part of the IND.

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board (“IRB”) for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence of effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 or Phase 2 trial with other confirmatory evidence may be sufficient in rare instances where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

Pursuant to the 21st Century Cures Act, which was enacted on December 13, 2016, the manufacturer of an investigational drug for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access.  This requirement applies on the later of 60 days after the date of enactment or the first initiation of a Phase 2 or Phase 3 trial of the investigational drug.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, currently exceeding $2,038,000 for fiscal year 2017, and the manufacturer and/or sponsor under an approved new drug application are also subject to annual product and establishment user fees, currently exceeding $97,000 per product and $512,000 per establishment for fiscal year 2017. While, these fees are typically increased annually, they decreased for fiscal year 2017.

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

Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with current good manufacturing practices (“cGMPs”—a quality system regulating manufacturing) —is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

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

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy(“REMS”) to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

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

Rare Pediatric Disease Priority Review Voucher Program

Under the Rare Pediatric Disease Priority Review Voucher program, the FDA may award a priority review voucher to the sponsor of an approved NDA for a product that treats or prevents a rare pediatric disease.  The voucher entitles the sponsor to priority review of one subsequent marketing application.

A voucher may be awarded only for an approved rare pediatric disease product application.  A rare pediatric disease product application is an NDA for a product that treats or prevents a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years. In general, the disease must affect fewer than 200,000 such individuals in the U.S. In addition, certain other conditions must be met, including the following: the NDA must be deemed eligible for priority review, the NDA must not seek approval for a different adult indication (i.e., for a different disease/condition), the product must not contain an active ingredient that has been previously approved by the FDA, and the NDA must rely on clinical data derived from studies examining a pediatric population such that the approved product can be adequately labeled for the pediatric population.  Before NDA approval, the FDA may designate a product in development as a product for a rare pediatric disease, but such designation is not required to receive a voucher.

To receive a rare pediatric disease priority review voucher, a sponsor must notify the FDA, upon submission of the NDA, of its intent to request a voucher.  If the FDA determines that the NDA is a rare pediatric disease product application, and if the NDA is approved, the FDA will award the sponsor of the NDA a voucher upon approval of the NDA.  The FDA may revoke a rare pediatric disease priority review voucher if the product for which it was awarded is not marketed in the U.S. within 365 days of the product’s approval.

The voucher, which is transferable to another sponsor, may be submitted with a subsequent NDA and entitles the holder to priority review of the accompanying NDA.  The sponsor submitting the priority review voucher must notify the FDA of its intent to submit the voucher with the NDA at least 90 days prior to submission of the NDA and must pay a priority review user fee in addition to any other required user fee ($2,706,000 in fiscal year 2017).  As with all priority reviews, the FDA will generally take action on an NDA for a new molecular entity within six months of filing the NDA or, for an NDA that is not for a new molecular entity, within six months of receipt of the NDA.

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

Pediatric Information

Under the Pediatric Research Equity Act (“PREA”), NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted.

The Best Pharmaceuticals for Children Act (“BPCA”), provides NDA holders a six-month extension of any exclusivity—patent or non-patent—for a drug if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

FDA Regulation of Companion Diagnostics

Our drug products may rely upon in vitro companion diagnostics for use in selecting the patients that we believe will respond to our cancer therapeutics. If an in vitro diagnostic is essential to the safe and effective use of the therapeutic product, then the FDA generally will require approval or clearance of the diagnostic at the same time that the FDA approves the therapeutic product. The FDA may alternatively approve the therapeutic product with the expectation that the diagnostic will subsequently be submitted for clearance or approval, such as when the therapeutic product is intended to treat a serious or life-threatening condition for which no satisfactory alternative treatment exists and the benefits from the use of the therapeutic product are so pronounced as to outweigh the risks from the lack of an approved or cleared diagnostic. Companion diagnostics may have both regulatory and commercial importance for our cancer therapies.

Pursuing FDA approval of an in vitro companion diagnostic would require us to obtain a pre-market approval (“PMA”) for that diagnostic. Based on a final FDA guidance document, and the FDA’s past treatment of companion diagnostics, we believe that the FDA will require PMA approval of one or more in vitro companion diagnostics to identify patient populations suitable for our cancer therapies. The review of these in vitro companion diagnostics involves coordination of review by the FDA’s Center for Drug Evaluation and Research and by the FDA’s Center for Devices and Radiological Health.

The PMA process, including the gathering of clinical and nonclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee, which exceeds $234,000 for most PMAs for fiscal year 2017. In addition, PMAs for devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results when the same sample is tested multiple times by multiple users at multiple laboratories. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation (“QSR”), which imposes elaborate testing, control, documentation and other quality assurance requirements.

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

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the U.S.

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

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA regulated products, including drugs, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in certain circumstances for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

Foreign Regulation

In addition to regulations in the U.S., we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our product candidates to the extent we choose to sell any products outside of the U.S. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. As in the U.S., post-approval regulatory requirements, such as those regarding product manufacture, marketing, or distribution would apply to any product that is approved outside the U.S.

Manufacturing

We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates undergoing preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. Array has manufactured the active pharmaceutical ingredient and finished drug product for larotrectinib for Phase 1 clinical testing. We have identified, qualified and begun manufacturing with other manufacturer(s) to provide the active pharmaceutical ingredient and fill-and-finish services for larotrectinib, which can support the development of larotrectinib as it progresses through clinical development towards a potential regulatory approval, and future commercialization.

All of our drug candidates are small molecules and are manufactured in synthetic processes from available starting materials. The chemistry appears amenable to scale up and does not currently require unusual equipment in the manufacturing process. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

We expect to rely on third parties for the manufacture of our companion diagnostics. Depending on the technology solutions we choose, we may rely on multiple third parties to manufacture and sell a single test. For example, we may develop analyte specific reagents with one vendor, rely on another vendor for qualification and assembly in a finished in vitro diagnostic kit and rely on additional third parties for distribution and/or commercialization.

Commercialization

Subject to receiving marketing approvals, we expect to commence commercialization activities by building a focused sales and marketing organization in the U.S. to sell our products. We believe that such an organization will be able to address the community of oncologists and pathologists who are the key specialists in diagnosing and treating the patient populations for which our product candidates are being developed. Outside the U.S., we plan to strategically evaluate building our own commercial organization, as well as commercial partnership opportunities for any of our product candidates that obtain marketing approval.

Employees

As of December 31, 2016, we had a total of 29 full-time employees, all located in the U.S. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good. Of the 29 employees, 21 perform research and development activities and 8 serve in general and administrative functions.

Corporate Information

We were incorporated under the laws of the State of Delaware in May 2013. Our principal executive offices are located at 281 Tresser Boulevard, 9th Floor, Stamford, CT 06901, and our telephone number is (203) 653-3880. Our website address is www.loxooncology.com.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the United States Securities and Exchange Commission (“SEC”) and all amendments to these filings, are available, free of charge, on our website at www.loxooncology.com as soon as reasonably practicable following our filing of any of these reports with the SEC. You can also obtain copies free of charge by contacting our Investor Relations department at our office address listed below. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-

800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information posted on or accessible through these websites are not incorporated into this filing.

ITEM 1A.  RISK FACTORS

This Form 10-K contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements that we make or that are made on our behalf, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our capital resources, the progress and timing of our clinical programs, the safety and efficacy of our product candidates, risks associated with regulatory filings, risks associated with determinations made by regulatory agencies, the potential clinical benefits and market potential of our product candidates, commercial market estimates, future development efforts, patent protection, effects of healthcare reform, reliance on third parties, and other risks set forth below.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $72.4 million for the fiscal year ended December 31, 2016. As of December 31, 2016, we had an accumulated deficit of $139.2 million. We have focused primarily on our drug discovery efforts and developing our product candidates. We have initiated clinical development of our lead product candidate, larotrectinib and it could be many years, if ever, before we have a product candidate ready for commercialization. To date, we have financed our operations primarily through private placements of our convertible preferred stock, our initial public offering and our follow-on public offerings in November 2015, May 2016 and January 2017. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•                                          continue development of our product candidates;

•                                          seek to identify additional product candidates;

•                                          enter into additional collaboration arrangements with regards to product discovery, acquire or in-license other products and technologies, or develop internal drug discovery capabilities;

•                                          enter into collaboration arrangements for companion diagnostics for our cancer therapies;

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

To become and remain profitable, we must develop and eventually commercialize a product or products with significant market potential. This will require us to be successful in a range of challenging activities, including completing clinical trials of our product candidates, successfully developing companion diagnostics, obtaining marketing approval for these product candidates and manufacturing, marketing and selling those products for which we may obtain marketing approval. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of Loxo Oncology and could impair our ability to raise capital, maintain our discovery and preclinical development efforts, expand our business or continue our operations and may require us to raise additional capital that may dilute your ownership interest. A decline in the value of Loxo Oncology could also cause you to lose all or part of your investment.

Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.

We are a clinical development company. We were incorporated in May 2013 and commenced operations in the third quarter of 2013. We rely on our collaboration with Array and other third parties to provide discovery and preclinical development capability. Our operations to date have been limited to organizing and staffing our Company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and conducting product development activities for larotrectinib, which we have advanced into clinical trials, and other product candidates. We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, develop companion diagnostics, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Medicines, on average, take ten to fifteen years to be developed from the time they are discovered to the time they are available for treating patients. Consequently, any predictions about our future success or viability based on our short operating history to date may not be as accurate as if we had a longer operating history.

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

We expect our expenses to increase in parallel with our ongoing activities, particularly as we continue our discovery and preclinical development collaborations to identify new clinical candidates and initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, diagnostics, manufacturing and distribution. Furthermore, we continue to incur costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our discovery and preclinical development programs or any future commercialization efforts.

We believe that, based upon our current operating plan, our existing capital resources will be sufficient to fund our anticipated operations to mid-2019, including development of larotrectinib, as well as discovery and development activities into Phase 1 trials for two additional product candidates, with additional resources available for other discovery and clinical development activities. Our future capital requirements will depend on many factors, including:

•                                          the scope, progress, results and costs of compound discovery, preclinical development, laboratory testing and clinical trials for our product candidates;

•                                          the extent to which we enter into additional collaboration arrangements with regard to product discovery or acquire or in-license products or technologies;

•                                          the extent to which we enter into collaboration arrangements for companion diagnostics for our cancer therapies;

•                                          our ability to establish additional discovery collaborations on favorable terms, if at all;

•                                          the extent to which we develop or expand internal drug discovery and development capabilities;

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

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. In addition, public policy around drug pricing, in the U.S, and outside of the U.S., may affect the commercial success of our product candidates. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

The discovery and development of targeted therapeutics for well-defined patient populations is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. The patient populations for our product candidates are not completely defined but are substantially smaller than the general treated cancer population, and we will need to screen and identify these patients. Successful identification of patients is dependent on several factors, including achieving certainty as to how specific genetic alterations respond to our product candidates and developing companion diagnostics to identify such genetic alterations as appropriate. Furthermore, even if we are successful in identifying patients, we cannot be certain that the resulting patient populations will be large enough to allow us to successfully commercialize our products and achieve profitability. Our estimates of the potential market opportunities for our products are informed by work that is not definitive and future analyses may lead to estimates that are higher or lower than these estimates than those provided at any given time, with respect to addressable patient populations. Therefore, we do not know if our approach will be successful, and if our approach is unsuccessful, our business will suffer.

We are very early in our development efforts and are substantially dependent on our lead product candidate, larotrectinib. If we or our collaborators are unable to successfully develop and commercialize larotrectinib or experience significant delays in doing so, our business will be materially harmed.

We currently do not have any products that have gained regulatory approval. We have invested significant financial resources in identifying potential drug candidates and funding our collaboration agreement with Array to conduct preclinical studies.

Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of larotrectinib, for which we have initiated Phase 1 and Phase 2 clinical trials in patients in advanced or metastatic solid tumors. As a result, our business is substantially dependent on our ability to complete the development of, and obtain regulatory approval for, larotrectinib.

We have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. For example, to execute our business plan, we will need to successfully:

•                                          execute larotrectinib development activities;

•                                          obtain required regulatory approvals for the development and commercialization of larotrectinib;

•                                          maintain, leverage and expand our intellectual property portfolio;

•                                          build and maintain robust sales, distribution and marketing capabilities, either on our own or in collaboration with strategic partners;

•                                          establish successful companion diagnostics collaborations;

•                                          gain market acceptance for larotrectinib;

•                                          develop and maintain any strategic relationships we elect to enter into, including our collaboration with Array; and

•                                          manage our spending as costs and expenses increase due to drug discovery, preclinical development, clinical trials, regulatory approvals and commercialization.

If we are unsuccessful in accomplishing these objectives, we may not be able to successfully develop and commercialize larotrectinib, and our business will suffer.

Difficulty in enrolling patients could delay or prevent clinical trials of our product candidates. We may find it difficult to enroll patients in our clinical trials for larotrectinib given that we do not know how many patients harbor the TRK alterations larotrectinib is designed to inhibit.

Identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success. The timing of our clinical studies depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. The patient population for our product candidates is not completely defined, but is substantially smaller than other cancer indications, because we are often looking for the same type of genetic alterations across different tumor types and the number of patients with these alterations may be small. For example, with respect to larotrectinib, we do not know exactly how many patients will have the target larotrectinib is designed to inhibit. In addition, the adoption of genetic testing across large populations of patients with cancer will be required for us to identify patients appropriate for our trials that are restricted to genetically defined populations.

The number of patients suitable for trial enrollment and potential commercialization depends on a series of risks that are difficult to quantify based on available information: the true number of patients with advanced cancer and a TRK fusion, the number of these patients who are referred for comprehensive genomic profiling, the sensitivity of the chosen comprehensive genomic assay for detecting TRK fusions, the ability of healthcare providers to recognize the importance of the presence of a TRK fusion, patient interest in seeking out a TRK inhibitor, and patient interest in larotrectinib instead of a competing program. Nevertheless, the incidence of TRK fusion patients appears to be low in the more common tumor types. Our proprietary work suggests that there are approximately 1,500-5,000 eligible advanced cancer patients addressable each year in the United States. However, the work that informed this estimate is not definitive and future analyses may lead to estimates that are higher or lower than this estimate. In addition, the broad utilization of sensitive diagnostic tests in routine clinical practice capable of identifying TRK fusion patients is as important to successful commercialization as the actual number of addressable patients.

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

•                                          modifications to protocols of our clinical trials resulting from FDA or institutional review board (“IRB”) decisions; and

•                                          ambiguous or negative interim results of our clinical trials, or results that are inconsistent with earlier results.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

We have only commenced clinical development of our lead product candidate larotrectinib and the risk of failure for all of our product candidates is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Further, the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, the interim data we have presented from our ongoing Phase 1 dose escalation clinical trial of larotrectinib, including secondary efficacy evaluations of a small number of patients, may not predict the final results of that clinical trial or the results of later-stage clinical trials, including our pediatric Phase 1/2 trial, Phase 2 basket trial, NCI-MATCH trial or other clinical trials we may conduct. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. It is difficult to accurately predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval.

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

We may not be successful in advancing the clinical development of our product candidates, including larotrectinib.

In order to execute on our strategy of advancing the clinical development of our product candidates, we have designed our existing Phase 1 and Phase 2 clinical trials of larotrectinib, and expect to design future trials, to include patients whose tumors harbor the applicable genetic alterations that we believe contribute to cancer. Our goal is to enroll patients who have the highest probability of responding to the drug, in order to show early evidence of clinical efficacy. If we are unable to include patients whose tumors harbor the applicable genetic alterations, or if our product fails to work as we expect, our ability to assess the therapeutic effect, seek participation in FDA expedited review and approval programs, including Breakthrough Therapy, Fast Track Designation, Priority Review and Accelerated Approval, or otherwise to seek to accelerate clinical development and regulatory timelines, could be compromised, resulting in longer development times, larger trials and a greater likelihood of not obtaining regulatory approval.

We plan to seek marketing approval of larotrectinib for the treatment of unresectable or metastatic solid tumors with NTRK-fusion proteins in adult and pediatric patients who require systemic therapy and who have either progressed following prior treatment or who have no acceptable alternative treatments.  However, in order to obtain marketing approval from FDA, we may need to study our product candidates, including larotrectinib, in clinical trials specific for a given tumor type and this may result in increased time and cost. Even if our product candidate demonstrates efficacy in a particular tumor type, we cannot guarantee that any product candidate, including larotrectinib, will behave similarly in all tumor types, and we may be required to obtain separate regulatory approvals for each tumor type we intend a product candidate to treat. If any of our clinical trials are unsuccessful, our business will suffer.

If serious adverse events or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of some of our product candidates.

If our product candidates are associated with undesirable side effects in preclinical or clinical trials or have characteristics that are unexpected, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Larotrectinib toxicology studies in rats and monkeys demonstrated reversible increases in liver enzymes, and this may occur in humans. Testing in animals may not uncover all expected side effects or side effects in humans may be more severe. The TRK receptor family targeted by larotrectinib plays an important role in the nervous system in general and the central nervous system (“CNS”) in particular. In animal models no adverse CNS effects were observed. However, no assurance can be given that larotrectinib will not cause unwanted, and potentially unacceptable, nervous system or CNS side effects in humans.

Additional or more severe side effects may be identified in our ongoing clinical trials or in future clinical studies. These or other drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Many compounds developed in the biopharmaceutical industry that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound. Any of these occurrences may harm our business, financial condition and prospects significantly.

Investors should not place undue reliance on the results of preclinical experiments or our ongoing Phase 1 clinical trial since they are not necessarily predictive of the results that will form the basis of our global regulatory approval packages, and larotrectinib may not receive regulatory approval.

In an ongoing Phase 1 clinical trial, larotrectinib has demonstrated encouraging preliminary safety and efficacy. As of the November 10, 2016 data cutoff, 59 patients with refractory solid tumors had been enrolled and treated with single agent larotrectinib, including eight patients with cancers harboring TRK fusions. Larotrectinib was well tolerated at doses that include and exceed the recommended Phase 2 dose of 100 mg BID. A maximum tolerated dose (“MTD”) had not been defined. The majority of adverse events reported by the investigators were mild to moderate. The most common adverse events, largely Grade 1 and 2, include fatigue (37 percent), dizziness (29 percent), anemia (25 percent) and dyspnea (25 percent). Grade 3 or 4 adverse events occurring in more than two patients included anemia, fatigue, increased liver enzymes, and dyspnea. No individual Grade 3 or 4 adverse events occurred in more than three patients treated at 100mg BID or more than five patients in the entire study population. Three patients have withdrawn from the study due to adverse events. Seven patients with TRK fusion cancers were on study sufficiently long for an efficacy assessment, while an eighth TRK fusion patient had been recently enrolled and was not yet evaluated for response. Six of the seven efficacy evaluable patients achieved a confirmed partial response, as defined by standard RECIST v1.1 criteria. Durability of response was also encouraging, as all responders remained in response. However, investors should not place undue reliance on the results from completed preclinical studies or data from our ongoing Phase 1 clinical trial since they do not ensure that other clinical trial data will be comparable, in terms of safety, overall response rate (“ORR”), durability of response (“DOR”), or other factors the FDA and other regulators will consider in determining whether to approve an NDA for larotrectinib.

The final dataset, upon which global regulatory decisions will be based, will differ from the datasets previously disclosed. Potential reasons for these differences include, but are not limited to:

•                                          not all patients will demonstrate tumor regression, experience tumor regression that meets the measurement thresholds required under RECIST v1.1 for a partial response, or remain on study long enough for an initial or confirmatory response assessment;

•                                          patients will discontinue larotrectinib treatment for a number of reasons, including an adverse event, tumor progression following a response, or a lack of tumor regression or clinical benefit and discontinuations will impact larotrectinib’s reported duration of therapy and DOR;

•                                          additional time and patient accrual provide new opportunities to capture new adverse events and further characterize the ORR and DOR;

•                                          for a final calculation of ORR and DOR, patients in the larotrectinib clinical trials will require independent radiology reviews, pursuant to which a new set of radiologists, not affiliated with the trial investigators, apply RECIST v1.1 measurements and readings to the study patients’ primary radiology images—we expect, as is generally the case, that the ORR and DOR calculated based on the readings of the trial sites will differ from the ORR and DOR calculated during the independent radiology review process;

•                                          patient accrual beyond the disclosed data will include study subjects with additional tumor types harboring TRK fusions, pediatric patients, and subjects with varying prior therapies and thus, the inclusion of these subpopulations in the final dataset may alter the characterization of larotrectinib’s overall safety, ORR and DOR; and

•                                          the precise composition of the final dataset is subject to additional regulatory feedback, which is expected closer to the time of an NDA, or equivalent, and the advice may vary by regulatory authority.

As a result, the final efficacy and safety datasets for larotrectinib have not been fully populated or established, and are expected to differ from any interim dataset publicly disclosed. Moreover, regulatory approvals will be based on the final efficacy and safety databases, and as such, we can give no assurance that larotrectinib will receive regulatory approval.

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

As one of the central elements of our business strategy and clinical development approach, we often seek to identify subsets of patients with a genetic alteration who may derive meaningful benefit from our development product candidates. To achieve this, our product development programs can be dependent on the development and commercialization of a companion diagnostic by us or by third-party collaborators. Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices. For example, for larotrectinib, we are working with collaborators to develop appropriate companion diagnostics to identify patients with tumors that harbor TRK fusions. The approval of a companion diagnostic as part of the product labeling may limit the use of the product candidate to only those patients who express the specific genetic alteration it was developed to detect. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all.

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

Additionally, we, or our collaborators, may encounter production difficulties that could constrain the supply of the companion diagnostics, affect the ease of use, affect the price or have difficulties gaining acceptance of the use of the companion diagnostics in the clinical community.

If companion diagnostics for use with our product candidates fail to gain market acceptance, our ability to derive revenues from sales of our product candidates could be harmed. If insurance reimbursement to the laboratories who perform the companion diagnostic tests is inadequate, utilization may be low, and patient tumors may not be comprehensively screened for the presence of the genetic markers that predict response to our product candidates. If we or our collaborators fail to commercialize these companion diagnostics, we may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with our product candidates or do so on commercially reasonable terms, which could adversely affect and delay the development or commercialization of our product candidates.

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates must be approved by the FDA pursuant to a new drug application (“NDA”) in the United States and by the European Medicines Agency (“EMA”) and similar regulatory authorities outside the United States prior to commercialization. The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have little experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities, among other requirements. Our product candidates may not be effective, may be only moderately effective, may not have an acceptable durability of response, may not have an acceptable risk-benefit profile, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. For example, development programs that span many tumor types are relatively novel, and to date, the FDA has not approved a therapy to treat multiple tumor types based on a basket trial. We cannot be sure that the FDA will accept our NDA for larotrectinib, including the basket trial design,for registration or that we will be able to obtain broad approval for larotrectinib across cancers with TRK fusions on the basis of the ongoing trials, if at all. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may also cause delays in or prevent the approval of an application.

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

The FDA has granted rare pediatric disease designation to larotrectinib for the treatment of infantile fibrosarcoma; however, an NDA for larotrectinib may not meet the eligibility criteria for a priority review voucher upon approval.

The FDA has granted rare pediatric disease designation to larotrectinib for the treatment of infantile fibrosarcoma, a rare pediatric cancer under section 529(d) of the FDC Act. Designation of a drug as a drug for a rare pediatric disease does not guarantee that an NDA for such drug will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Under the FDC Act, we will need to request a rare pediatric disease priority review voucher in our original NDA for larotrectinib. The FDA may determine that an NDA for larotrectinib does not meet the eligibility criteria for a priority review voucher upon approval, including for the following reasons:

•                                          infantile fibrosarcoma no longer meets the definition of rare pediatric disease;

•                                          the NDA contains an active ingredient (including any ester or salt of the active ingredient) that has been previously approved in an NDA;

•                                          the NDA is not deemed eligible for priority review;

•                                          the NDA does not rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population (i.e., if the NDA does not contain sufficient clinical data to allow for adequate labeling for use by the full range of affected pediatric patients); or

•                                          the NDA seeks approval for a different adult indication than the rare pediatric disease (for example, if the FDA were to determine that the current larotrectinib breakthrough therapy designation indication that includes adult and pediatric patients is a different indication than the infantile fibrosarcoma indication).

The authority for the FDA to award rare pediatric disease priority review vouchers for drugs that have received rare pediatric disease designation prior to September 30, 2020 currently expires on September 30, 2022. If the NDA for larotrectinib is not approved prior to September 30, 2022 for any reason, regardless of whether it meets the criteria for a rare pediatric disease priority review voucher, it will not be eligible for a priority review voucher. However, it is also possible the authority for FDA to award rare pediatric disease priority review vouchers will be further extended through Federal lawmaking.

We may seek Orphan Drug Exclusivity for some of our product candidates, and we may be unsuccessful.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a disease with a patient population of fewer than 200,000 individuals in the United States. Larotrectinib was designated by the FDA as an orphan drug for the treatment of soft tissue sarcoma by the FDA and the EMA. There can be no assurance that any of our other product candidates will be designated as an orphan drug.

Generally, if a product with an Orphan Drug Designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same drug for the same indication during the period of exclusivity. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for Orphan Drug Designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan Drug Exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective, or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

If we do obtain Orphan Drug Exclusivity of larotrectinib or another product candidate, such exclusivity may not effectively protect the product candidate from competition because different drugs can be approved for the same orphan condition. In addition, after an orphan drug is approved and granted exclusivity, the FDA can subsequently approve a different drug containing the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. The FDA can also approve drugs containing the same active moiety for different indications.

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

In July 2016, we announced that the FDA granted Breakthrough Therapy Designation to larotrectinib “for the treatment of unresectable or metastatic solid tumors with NTRK-fusion proteins in adult and pediatric patients who require systemic therapy and who have either progressed following prior treatment or who have no acceptable alternative treatments.” There can be no assurance that larotrectinib will be approved by the FDA with this indication or at all.  There can be no assurance that any of our other product candidates will receive Breakthrough Therapy Designation. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have received a Breakthrough Therapy Designation, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for development.

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

In order to market and sell our products in the European Union and many other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing and different criteria for approval. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We, or our third party collaborators, may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, failure to obtain approval in some countries or jurisdictions may compromise our ability to obtain approval elsewhere. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

Any product candidate for which we obtain marketing approval will be subject to extensive post-approval regulatory requirements and could be subject to post-approval restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Our product candidates and the activities associated with their development and commercialization, including their testing, manufacture, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-approval information and reports, registration and listing requirements, current good manufacturing practices (“cGMP”) requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, including periodic inspections by the FDA and other regulatory authority, restrictions or requirements regarding the distribution of samples to physicians and recordkeeping requirements.

The FDA may also impose requirements for costly post-marketing  studies or clinical trials, diagnostic approval, and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding use of their products and if we promote our products beyond their approved indications, we may be subject to enforcement action for off-label promotion. Violations of the FDC Act relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws.

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

•                                          the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

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

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products. While the MMA only applies to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively the “PPACA”) a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

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

On July 3, 2013, we entered into a Drug Discovery Collaboration Agreement with Array (“the Array Agreement”) which was subsequently amended on November 26, 2013, April 10, 2014, October 13, 2014, March 31, 2015 and February 18, 2016. The statutory end of the Array Agreement is scheduled for September 30, 2017, with a one-year extension at our option. Pursuant to the Array Agreement, Array agreed to design, conduct and perform research and preclinical testing for certain compounds that we select, including larotrectinib, targeted at TRKA, TRKB and TRKC, and identify Investigational New Drug candidates for TRK and other targets, while undertaking manufacturing activities sufficient to conduct Phase 1 clinical trials for a subset of these programs. Array granted us exclusive licenses worldwide, for clinical and commercial development of these compounds. See “Business—Array Collaboration.”

Array has an obligation to test targets during our discovery phase, but we cannot be certain that our collaboration will lead to the discovery of any additional product candidates beyond larotrectinib or that any of these product candidates will be successfully commercialized and developed. We and Array jointly own the intellectual property developed by the combined efforts of both our employees, and we each retain ownership of intellectual property that we develop independently pursuant to the collaboration. Array has granted us an exclusive license under all intellectual property for our product candidates.

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

We will rely on third-party clinical research contractors and organizations to conduct our ongoing clinical trials of larotrectinib, and we will rely on third-party contractors, clinical data management organizations, independent contractors, medical institutions and clinical investigators to conduct our clinical trials beyond our current trials, and for clinical trials for programs other than larotrectinib. These agreements may terminate for a variety of reasons, including a failure to perform by the third parties. If we needed to enter into alternative arrangements, our product development activities could be delayed.

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

Our reliance on these third parties to conduct our clinical trials will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and other regulatory authorities require us to comply with standards, commonly referred to as good clinical practices (“GCPs”) for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We are also required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. In addition, if, during a preapproval inspection or other inspection of our third-party manufacturers’ facility or facilities, FDA determines that the facility is not in compliance with cGMP, any of our marketing applications that lists such facility as a manufacturer may not be approved or approval may be delayed until the facility comes into compliance with cGMP and completes a successful reinspection by FDA

Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

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

We currently do not have a marketing or sales team for the marketing, sales and distribution of any of our product candidates that are able to obtain regulatory approval. Patient identification is likely to be important in the commercial setting, much as it has been important in the clinical trial setting. Our proprietary work suggests that there are approximately 1,500-5,000 eligible advanced cancer patients addressable each year in the United States. However, the work that informed this estimate is not definitive and future analyses may lead to estimates that are higher or lower than this estimate. The utilization of sensitive diagnostic testing in routine clinical practice is likely an important variable in identifying all of the eligible patients that may truly exist.  In order to commercialize any product candidates, we must build on a territory-by-territory basis marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If our product candidates receive regulatory approval, we intend to establish an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time consuming and will require significant attention of our executive officers to manage. Capable managers with commercial experience will need to be identified and successfully recruited to the company.  Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of any of our products that we obtain approval to market. With respect to the commercialization of all or certain of our product candidates, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements when needed on acceptable terms or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval or any such commercialization may experience delays or limitations. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. In addition, many companies are developing cancer therapeutics that work by inhibiting multiple kinases that may directly compete with our lead product candidate and future product candidates. For larotrectinib, examples of such potential competitors include, Daiichi Sankyo and its subsidiary Plexxikon (PLX-7486), Tesaro (TSR-011), Ignyta (entrectinib), Novartis AG (dovitinib), Mirati (MGDC516), Ono Pharmaceutical (ONO-4474 and ONO-5390556), Chugai Pharmaceutical, a member of the Roche Group (CH7057288), Blueprint Medicines, and TP Therapeutics. For RET, competitors include Eisai (lenvatinib), Exelixis (cabozantinib), AstraZeneca (vandetanib), Ariad (ponatinib), Novartis (dovitinib), Roche (alectinib), Pfizer (sunitinib), Ignyta (RXDX-105), and Blueprint Medicines (BLU-667). For FGFR, competitors include J&J (JNJ- 42756493), Novartis (BGJ-398, dovitinib), AstraZeneca (AZD4547), Clovis Oncology (lucitinib), Chugai (CH5183284), Bayer (BAY 1163877, BAY 1179470), Lilly (LY2874455), Eisai (E7090), Taiho (TAS-120), BI (nintedanib), Ariad (ponatinib), FivePrime (FP-1039, FPA144), Incyte (INCB54828), ArQule (ARQ087), BioClinica (MFGR1877S) and Principia (PRN1371).

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (“CMS”) an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. In 2016, the U.S. Congress held hearings on the rising costs of prescription drugs, and there is increased media attention on the issue. Future legislation could potentially change drug pricing dynamics. Reimbursement agencies in Europe may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European countries. Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada, and other countries has and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medicines, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

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

If insurance reimbursement to the laboratories who purchase the companion diagnostic tests is inadequate, utilization may be low, and patient tumors may not be comprehensively screened for the presence of the genetic markers that predict response to our product candidates.

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

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The U.S. Patent and Trademark Office (“U.S. PTO”) developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

A third-party may hold intellectual property, including patent rights, which are important or necessary to the development of our products. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially. Although we believe that licenses to these patents are available from these third parties on commercially reasonable terms, if we were not able to obtain a license, or were not able to obtain a license on commercially reasonable terms, our business could be harmed, possibly materially.

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

We are an early-stage clinical development company with a limited operating history and, as of December 31, 2016, had 29 full-time employees. We are highly dependent on the research and development, clinical and business development expertise of Joshua H. Bilenker, M.D., our President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success as we scale. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our development or commercialization strategies. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our discovery and preclinical development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of December 31, 2016, our executive officers and directors, combined with our stockholders who individually own more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 71% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

As of December 31, 2016, there were 536,442 shares of our common stock available for future grant under our 2014 Equity Incentive Plan. Additionally, as of December 31, 2016, there were outstanding options to purchase up to 2,825,851 shares of our common stock. Any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“the JOBS Act”) and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) we are required to furnish a report by our management on our internal control over financial reporting for the year ended December 31, 2016. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”) and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. It is possible that we may have triggered an “ownership change” limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters occupy approximately 13,400 square feet of leased office space in Stamford, Connecticut pursuant to a lease that expires in 2022. We have the option to extend the term of the lease for one additional five-year period, and we have an option to terminate the lease after 5.5 years subject to payment of an early termination fee. In addition, we also lease office space in South San Francisco, California, where we occupy approximately 2,900 square feet, under a lease which expires in 2017. In January 2017, we entered into an office lease agreement for additional space in South San Francisco, California for approximately 5,400 square feet. The new lease provides for a term of 4.3 years, commencing when the landlord delivers the premise to us on or after May 1, 2017 and, unless otherwise terminated. We have the option to extend the term of the lease for one additional three-year period.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is traded on the NASDAQ Global Select Market under the symbol “LOXO.” The table below summarizes the high and low sales prices of our common stock as reported on the Nasdaq Global Market.

	High	Low
Year ended December 31, 2016
First Fiscal Quarter	$28.39	$16.36
Second Fiscal Quarter	$30.40	$21.56
Third Fiscal Quarter	$30.19	$22.62
Fourth Fiscal Quarter	$34.97	$17.73

Year ended December 31, 2015
First Fiscal Quarter	$14.39	$10.05
Second Fiscal Quarter	$20.30	$10.89
Third Fiscal Quarter	$22.83	$15.78
Fourth Fiscal Quarter	$35.00	$16.21

On February 28, 2017, there were nine registered holders of record of our common stock, based on information provided by our transfer agent. The actual number of stockholders is greater than this number of registered record holders, and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokers and other nominees.

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

Recent Sales of Unregistered Securities

None.

Stock Price Performance Graph

The graph below matches the Company’s cumulative 29-month total shareholder return on common shares with the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph tracks the performance of a $100 investment in Loxo Oncology’s common shares and in each index (with the reinvestment of all dividends) from August 1, 2014 to December 31, 2016.

	08/14	12/14	12/15	12/16
Loxo Oncology Inc.	100.00	90.38	218.85	247.04
NASDAQ Composite	100.00	108.40	115.05	124.30
NASDAQ Biotechnology	100.00	115.67	123.60	98.53

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial data. The information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and notes thereto appearing elsewhere in this report (in thousands, except per share data).

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Period From May 9, 2013 (Date of Inception) to December 31, 2013
Statement of Operations Data:
Net loss attributable to common stockholders	$(72,398)	$(35,876)	$(20,706)	$(10,302)
Net loss per share of common stock—basic and diluted	$(3.46)	$(2.12)	$(3.06)	$(70.79)

	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Balance Sheet Data:
Total assets	$145,312	$157,458	$114,459	$15,022
Total stockholders’ equity (deficit)	$130,168	$154,604	$112,672	$(10,231)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used in this Form 10-K, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Loxo” refer to Loxo Oncology, Inc.

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

With our scientific knowledge, collaborative partnerships and targeted approach, we are developing multiple small molecule therapeutics utilizing focused clinical development strategies in well-defined patient populations. Larotrectinib, the only selective TRK inhibitor currently in clinical development, is being evaluated in three ongoing multi-center studies that include patients with solid tumors that harbor TRK gene fusions. We also have preclinical programs in development for LOXO-195, LOXO-292, FGFR and other targets.

Since inception, we have incurred significant operating losses. Our net loss for the year ended December 31, 2016 was $72.4 million, including approximately $58.3 million of total research and development expenses, and approximately $14.9 million of total general and administrative expenses. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the discovery, development and clinical trials of, and seek regulatory approval for and pursue potential commercialization of, our product candidates. In addition, we will also incur additional expenses if and as we enter into additional collaboration agreements, acquire or in-license products and technologies, expand our collaboration with Array, enter into companion diagnostics collaborations, establish sales, marketing and distribution infrastructure and/or expand and protect our intellectual property portfolio.

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

Liquidity

Our financial statements and related disclosures have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should we be unable to continue in existence. We have not generated any revenues and have not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of our products will require significant additional financing. Our accumulated deficit at December 31, 2016 was $139.2 million and management expects to incur substantial and increasing losses in future periods. Our ability to successfully pursue our business is subject to certain risks and uncertainties, including among others, uncertainty of product development, competition from third parties, uncertainty of capital availability, uncertainty in our ability to enter into agreements with collaborative partners, dependence on third parties, and dependence on key personnel. We plan to finance future operations with a combination of proceeds from the issuance of equity, debt, licensing fees, and revenues from future product sales, if any. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our planned products. We believe that our existing cash, cash equivalents and investments as of December 31, 2016, as well as additional financing obtained via a common stock offering in January 2017, will be sufficient to enable us to continue as a going concern through at least March 7, 2018.

Components of Operating Results

Revenue

To date, we have not generated any revenues. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates.

Research and Development Expenses with Related Party

Our research and development expenses with Array, a related party through December 31, 2015, relate to discovery, preclinical and manufacturing activities as defined within our collaboration agreement with Array. As of December 31, 2015, Array has indicated that it is no longer a holder of more than 5% of our capital stock; therefore, we will not report expenses with Array as a related party in future reporting periods, as applicable.

Research and Development Expenses

Research and development costs are charged to expense as incurred. These costs include, but are not limited to, employee-related expenses, including salaries, benefits, stock-based compensation and travel as well as expenses related to third-party collaborations and contract research arrangements.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials and our strategy of pursuing companion diagnostics relationships when appropriate. As we advance our product candidates, we expect the amount of external research and development will continue to increase for the foreseeable future, while our internal spending should increase at a slower and more controlled pace.

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

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

The following table shows, for each of the years ended, (i) collaboration expenses, (ii) third party expenses for research and development, on a project-by-project basis, and (iii) our unallocated research and development operating expenses.  We use our employee and infrastructure resources across several projects, and many of our costs are not attributable to an individually named project, but are broadly applicable research projects.  Accordingly, we do not account for internal research and development costs on a project-by-project basis.

	Year Ended	Year Ended	Year Ended
(in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Array multi-target collaboration expenses	$17,457	$11,611	$7,568
Third party research and development expenses
Larotrectinib (TRK inhibitor)	20,656	6,493	3,696
LOXO-292 (RET inhibitor)	6,466	—	—
LOXO-195 (TRK inhibitor)	4,520	—	—
Other research programs and unallocated expenses	9,176	7,463	3,251
Total research and development expenses	$58,275	$25,567	$14,515

Income Taxes

Income taxes are recorded in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications (“ASC”) Topic 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

We account for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2016 and 2015, we did not have any uncertain tax positions.

We have incurred substantial losses during our history. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. To the extent that we continue to generate tax losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not completed our analysis to determine what, if any, impact any prior ownership change has had on our ability to utilize our net operating loss carryforwards. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2016, we had federal net operating loss carryforwards of approximately $116.7 million that could be limited if we have experienced, or if in the future we experience, an ownership change. At December 31, 2016, our federal and local net operating loss carryforwards do not yet include the effect of research and development expenses of $3.9 million that we have capitalized for tax purposes.

Stock-Based Compensation

We apply the fair value recognition provisions of ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). Determining the amount of stock-based compensation to be recorded requires us to develop estimates of the fair value of stock options as of their grant date. Calculating the fair value of share-based awards requires that we make highly subjective assumptions.

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

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of convertible preferred stock, unvested restricted stock and stock options. Diluted net loss per share of common stock is computed by dividing the net loss attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of convertible preferred stock, unvested restricted stock and stock options outstanding during the period calculated in accordance with the treasury stock method, although these shares and options are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the years ended December 31, 2016, 2015 and 2014.

Recent Accounting Pronouncements

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which amended the existing accounting standards for the statement of cash flows by requiring restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The amendments should be applied retrospectively to all periods presented. We are currently in the process of assessing the impact of ASU 2016-18 on our financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which amended the existing accounting standards for the statement of cash flows by providing guidance on eight classification issues related to the statement of cash flows. ASU 2016-15 will be effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The amendments should be applied retrospectively to all periods presented. For issues that are impracticable to apply retrospectively, the amendments may be applied prospectively as of the earliest date practicable. We are currently in the process of assessing the impact of ASU 2016-15 on our financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, accounting for forfeitures and classification on the statement of cash flows. ASU 2016-09 will be effective for us in the first quarter of 2017 and will be applied either prospectively, retrospectively or using a modified retrospective transition approach depending on the area covered in this update. We are currently in the process of assessing the impact of ASU 2016-09 on our financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact the standard may have on our financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2017 and early adoption is not permitted. We are currently evaluating the impact that the standard will have on our financial statements and related disclosures.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The FASB believes that requiring management to perform the assessment will enhance the timeliness, clarity, and consistency of related disclosures and improve convergence with International Financial Reporting Standards (“IFRS”) (which emphasize management’s responsibility for performing the going concern assessment). However, the time horizon for the assessment (look-forward period) and the disclosure thresholds under U.S. GAAP and IFRSs will continue to differ. This guidance is effective for annual reporting periods ending after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption permitted. We adopted the ASU for the year ended December 31, 2016.  The adoption of the ASU did not have a material impact on our financial statements.

Results of Operations

Comparison of Results of Operations (in thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Operating expenses:
Research and development with related party	$—	$11,611	$7,568
Research and development	58,275	13,956	6,947
General and administrative	14,903	10,508	6,175
Total operating expenses and loss from operations	$(73,178)	$(36,075)	$(20,690)

Research and development expenses with related party

There were no research and development expenses with related party for the year ended December 31, 2016, compared to $11.6 million for the year ended December 31, 2015. This decrease is due to the fact that Array is no longer a holder of more than 5% of our capital stock and therefore, we are not reporting expenses with Array for the year ended December 31, 2016 as research and development expenses with related party.

Research and development expenses with related party increased $4.0 million for the year ended December 31, 2015, compared to the same period in 2014. This increase was primarily related to additional full-time equivalents and other support dedicated to discovery, preclinical and manufacturing activities at Array.

Research and development expenses

Research and development expenses were $58.3 million for the year ended December 31, 2016, compared to $14.0 million for the year ended December 31, 2015. The increase in research and development expense was primarily due to timing in which our clinical development efforts expanded during 2015 and into 2016 including site and patient enrollment in our Phase 1 and Phase 2 adult and Phase 1/2 pediatric clinical trials for larotrectinib, as well as additional expenses related to the preclinical pipeline. We also increased our internal headcount during 2015 and into 2016. As a result, we had increases in our clinical costs, preclinical costs, employment costs and stock compensation costs of $11.5 million, $19.4 million, $1.7 million and $0.2 million, respectively. The remaining increase was primarily due to the inclusion of Array expenditures totaling $17.4 million in research and development expense for the year ended December 31, 2016 rather than in research and development expense with related party. The increase in Array expenditures compared to the amount included in research and development expense with related party in the year ended December 31, 2015 was primarily related to $6.5 million in collaboration milestones which were achieved.

Research and development expenses were $14.0 million for the year ended December 31, 2015, compared to $6.9 million for the year ended December 31, 2014. The increase was primarily due to timing in which our clinical development efforts expanded during 2014 and into 2015 including site and patient enrollment in our Phase 1 and Phase 2 clinical trials for larotrectinib. We also increased our internal headcount during 2014 and into 2015. As a result, we had increases in our clinical and preclinical costs, employment costs and other operating costs of $3.3 million, $1.7 million, and $0.7 million, respectively. We also had an increase of $1.3 million for stock-based compensation which was based on the fair value of award grants as well as expense variability for awards granted to non-employees.

General and administrative expenses

General and administrative expenses were $14.9 million for the year ended December 31, 2016, compared to $10.5 million for the year ended December 31, 2015. This increase was primarily attributable to employment costs, professional fees, stock-based compensation expense and rent expense of $0.5 million, $1.7 million, $1.6 million and $0.4 million, respectively.

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

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. We incurred a net loss of $72.4 million for the year ended December 31, 2016. Net cash used in operating activities was $51.3 million during the year ended December 31, 2016. At December 31, 2016, we had an accumulated deficit of $139.2 million and working capital of $126.7 million. Aggregate cash, cash equivalents, and investments were $141.8 million as of December 31, 2016. Historically, we have financed our operations principally through private placements of preferred stock, our initial public offering of common stock and follow-on offerings of common stock.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014

Net cash (used in) provided by:
Operating activities	$(51,318)	$(30,182)	$(17,695)
Investing activities	(26,489)	(17,177)	(69,080)
Financing activities	40,006	71,606	115,711
Net (decrease) increase in cash and cash equivalents	$(37,801)	$24,247	$28,936

Net cash used in operating activities

Net cash used in operating activities was $51.3 million for the year ended December 31, 2016 and consisted primarily of a net loss of $72.4 million. This was partially offset by noncash expenses of $8.6 million, primarily attributable to stock-based compensation expense and a $12.1 million increase in our net operating assets, related to the timing of payments for our clinical and preclinical activities.

Net cash used in operating activities was $30.2 million for the year ended December 31, 2015 and consisted primarily of a net loss of $35.9 million and a $0.9 million increase in our net operating assets. The increase in our net operating assets was primarily due to the timing of payments related to our clinical and preclinical activities. This activity was partially offset by noncash expenses of $6.6 million, primarily attributable to stock-based compensation expense.

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

Net cash used in investing activities

Net cash used in investing activities for the year ended December 31, 2016 totaled $26.5 million and consisted primarily of $163.3 million of available-for-sale security purchases partially offset by $137.0 million of proceeds from maturing available-for-sale securities.

Net cash used in investing activities for the year ended December 31, 2015 totaled $17.2 million and consisted primarily of $133.7 million of available-for-sale security purchases partially offset by $116.7 million of proceeds from maturing available-for-sale securities.

Net cash used in investing activities for the year ended December 31, 2014 totaled $69.1 million and consisted primarily of $74.6 million of investment purchases and $5.5 million of investment proceeds upon maturity. The investment activity occurred entirely during the fourth quarter of 2014.

Net cash provided by financing activities

Net cash provided by financing activities was $40 million for the year ended December 31, 2016, which was primarily due to $38.7 million in net proceeds from the sale and issuance of our common stock in May 2016. We also received $1.3 million in proceeds from the exercise of employee stock options.

Net cash provided by financing activities was $71.6 million for the year ended December 31, 2015, which was primarily due to $71.3 million in net proceeds from the issuance of our common stock in November 2015. We also received $0.3 million in proceeds from stock option exercises.

Net cash provided by financing activities was $115.7 million for the year ended December 31, 2014, which was primarily due to $43.2 million in net proceeds from the issuance of our redeemable convertible preferred stock and common stock and $72.2 million in net proceeds in connection with our initial public offering in August 2014. We also received $0.2 million in proceeds from stock option exercises.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund the larotrectinib clinical trials, prepare for larotrectinib commercialization, establish companion diagnostics collaborations, fund clinical trials of our other preclinical product candidates and continue other preclinical activities.

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

We believe that, based upon our current operating plan, our existing capital resources will be sufficient to fund our anticipated operations to mid-2019, including ongoing development of larotrectinib, initial larotrectinib commercial preparation, as well as discovery and development activities into Phase 1 trials for two additional product candidates, with additional resources available for other discovery and development activities. However, we anticipate that we will need to raise substantial additional capital in the future to fund our operations. In order to meet these additional cash requirements, we may incur debt, license certain intellectual property and seek to sell additional equity or convertible securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of equity or convertible securities, these securities could have rights or preferences senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our future capital requirements will depend on many factors, including:

•      the progress and results of the clinical program for larotrectinib;

•      the number and development requirements of any other product candidates that we pursue;

•      our ability to enter into collaborative agreements for the development and commercialization of our product candidates;

•      the scope, progress, results and costs of researching and developing our product candidates or any future product candidates, both in the U.S. and outside the U.S.;

•      the costs, timing and outcome of regulatory review of our product candidates or any future product candidates, both in the U.S. and outside the U.S.;

•      the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

•      the costs, timing and outcome of our companion diagnostics collaborations;

•      any product liability or other lawsuits related to our products;

•      the expenses needed to attract and retain skilled personnel;

•      the general and administrative expenses related to being a public company, including developing an internal accounting function;

•      the revenue, if any, received from the commercialization of our product candidates for which we receive marketing approval; and

•      the costs involved in preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending our intellectual property-related claims, both in the U.S. and outside the U.S.

See Part I, Item 1A, “Risk Factors” for additional risks associated with our substantial capital requirements.

If we are unable to successfully raise sufficient additional capital, through future debt or equity financings, product sales, or through strategic and collaborative ventures with third parties, we will not have sufficient cash flows and liquidity to fund our planned business operations. In that event, we might be forced to limit many, if not all, of our programs and consider other means of creating value for our stockholders, such as licensing to others the development and commercialization of products that we consider valuable and would otherwise likely develop internally. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights or restrict our operations. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Contractual Obligations and Commitments

The following is a summary of our long-term contractual cash obligations as of December 31, 2016 (in thousands):

	Total	Less than One Year	1 - 3 Years	4 - 5 Years	More than 5 Years
Operating lease obligations (1)	$4,092	$675	$1,353	$1,381	$683
Collaboration obligations (2)	6,148	6,148	—	—	—
Total contractual obligations	$10,240	$6,823	$1,353	$1,381	$683

(1)                                 Operating lease obligations reflect our obligation to make payments in connection with the leases for our office space. We have the option to extend the term of the Stamford, Connecticut lease for one additional five-year period, and we have an option to terminate this lease after 5.5 years subject to payment of an early termination fee both of which are excluded from this table. This table excludes an additional operating lease obligation for office space in South San Francisco entered into in January 2017 (see Note 12 to the financial statements under Item 8 of this Form 10-K).

(2)                                 The table includes non-cancelable obligations through December 2016 with Array for providing full-time equivalents and other support. As of December 31, 2016 the collaboration agreement, as amended, runs through September 30, 2017, and we have the option to extend the term for up to one additional one-year renewal period by providing written notice to Array at least three months before the end of the discovery and preclinical development programs term. The table excludes milestones and royalties that may become payable under the Array Agreement. See “Array Collaboration Agreement” below for details.

Purchase Commitments

Other than amounts due for the leases of our locations in Stamford, Connecticut and South San Francisco, California offices (see Note 8 to the financial statements under Item 8 of this Form 10-K) and under the Array collaboration agreement, as described below, we have no material non-cancelable purchase commitments with contract manufacturers or service providers as we have generally contracted on a cancelable basis.

Array Collaboration Agreement

On July 3, 2013, we signed the Array Agreement, which was subsequently amended on November 26, 2013, April 10, 2014, October 13, 2014, March 31, 2015 and February 18, 2016. Under the terms of the Array Agreement, we obtained certain rights to Array’s TRK inhibitor program, as well as additional novel oncology targets, including larotrectinib, LOXO-195, LOXO-292 and FGFR. We have worldwide commercial rights to each product candidate from the collaboration and Array participates in any potential successes through milestones and royalties.

With respect to the discovery and preclinical program, the collaboration agreement, as amended, runs through September 30, 2017, and we have the option to extend the term for up to one additional one-year renewal period by providing written notice to Array at least three months before the end of the discovery and preclinical development programs term.

Before the February 2016 amendment, in addition to larotrectinib the parties designated twelve discovery targets, of which seven were selected for additional study in January 2015, which was to be reduced to four on or before January 2016. We had the option to maintain the total target number at five for an additional payment, and we exercised this option to maintain five discovery programs in January 2016. In the February 2016 amendment, the parties designated a total of six discovery targets. An additional payment was due at contract signing, satisfying a prior obligation from the April 2014 amendment.

As part of the Array Agreement, as amended, we agreed to pay Array a fixed amount per month, based on Array’s commitment to provide full-time equivalents and other support relating to the conduct of the discovery and preclinical development programs. We recorded related party research and development expenses for the years ended December 31, 2015 and 2014 of $11.6 million and $7.6 million, respectively, for services provided by Array under the collaboration agreement. As of December 31, 2015, Array has indicated that it is no longer a holder of more than 5% of our capital stock; therefore, we will not report expenses with Array as a related party in future reporting periods, as applicable.

Milestones

With respect to product candidates directed to TRK, including larotrectinib and its back-up compounds, we could be required to pay Array up to $223 million in milestone payments for each compound, the substantial majority of which are due upon the achievement of commercial milestones. We have made or accrued $7.0 and $0.3 million in larotrectinib and LOXO-195 milestone payments, respectively, from inception through December 31, 2016.

With respect to product candidates directed to targets other than TRK, we could be required to pay Array up to $213 million in milestone payments, the substantial majority of which are due upon the achievement of commercial milestones.  The February 2016 amendment allowed Array to be eligible for similar milestones on any back-up compounds developed through the collaboration. We have made or accrued $0.3 million in LOXO-292 milestone payments from inception through December 31, 2016.

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

Off-Balance Sheet Arrangements

Through December 31, 2016, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of December 31, 2016 and 2015, we had cash and cash equivalents and investments of $141.8 million and $153.9 million, respectively, consisting of money market funds, certificates of deposit, overnight repurchase agreements, government enterprise debt securities and U.S. Government debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable debt securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our available-sale-securities until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Loxo Oncology, Inc.

We have audited the accompanying balance sheets of Loxo Oncology, Inc. as of December 31, 2016 and 2015, and the related statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2016. Loxo Oncology, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Loxo Oncology, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP
Roseland, New Jersey
March 6, 2017

Loxo Oncology, Inc.

Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$30,376	$68,177
Short-term investments	108,935	85,715
Prepaid expenses with related party	—	922
Other prepaid expenses and current assets	2,483	1,830
Total current assets	141,794	156,644
Long-term investments	2,499	—
Property and equipment, net	248	88
Other assets	771	726
Total assets	$145,312	$157,458
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,061	$269
Accrued expenses and other current liabilities	14,083	2,584
Total liabilities	15,144	2,853
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 125,000,000 shares authorized; 21,681,236 and 19,577,707 shares issued and outstanding at December 31, 2016 and 2015, respectively	2	2
Additional paid-in capital	269,423	221,457
Accumulated deficit	(139,236)	(66,838)
Accumulated other comprehensive loss	(21)	(16)
Total stockholders’ equity	130,168	154,605
Total liabilities and stockholders’ equity	$145,312	$157,458

See accompanying notes to financial statements.

Loxo Oncology, Inc.

Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Operating expenses:
Research and development with related party	$—	$11,611	$7,568
Research and development	58,275	13,956	6,947
General and administrative	14,903	10,508	6,175
Total operating expenses and loss from operations	(73,178)	(36,075)	(20,690)
Interest income, net	780	199	18
Net loss	(72,398)	(35,876)	(20,672)
Accretion of redeemable convertible preferred stock	—	—	(34)
Net loss attributable to common stockholders	$(72,398)	$(35,876)	$(20,706)

Per share information:
Net loss per share of common stock—basic and diluted	$(3.46)	$(2.12)	$(3.06)
Weighted-average shares outstanding—basic and diluted	20,905,448	16,894,549	6,773,673

See accompanying notes to financial statements.

Loxo Oncology, Inc.

Statements of Comprehensive Loss

(in thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Net loss	$(72,398)	$(35,876)	$(20,672)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	(5)	12	(28)
Comprehensive loss	$(72,403)	$(35,864)	$(20,700)

See accompanying notes to financial statements.

Loxo Oncology, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(in thousands, except share amounts)

	Preferred stock							Stockholders’ (deficit) equity
												Accumulated	Total
										Additional		Other	Stockholders’
	Series A		Series A-1		Series B			Common stock		Paid-in	Accumulated	Comprehensive	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Total	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2013	2,812,497	$17,799	500,704	$7,044	—	$—	$24,843	452,896	$—	$59	$(10,290)	$—	$(10,231)
Stock option exercises	—	—	—	—	—	—	—	114,818	—	167	—	—	167
Issuance of Series A redeemable convertible preferred stock — March 2014 at $6.40 per share	2,343,753	15,000	—	—	—	—	15,000	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock — April 2014 and June 2014 at $8.9661 per share	—	—	—	—	3,166,233	28,178	28,178	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	26	—	—	—	8	34	—	—	(34)	—	—	(34)
Conversion of redeemable preferred stock into shares of common stock	(5,156,250)	(32,825)	(500,704)	(7,044)	(3,166,233)	(28,186)	(68,055)	9,932,042	1	68,054	—	—	68,055
Issuance of common stock in connection with the initial public offering and private placement, net of offering costs	—	—	—	—	—	—	—	6,134,307	1	72,365	—	—	72,366
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	3,049	—	—	3,049
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(28)	(28)
Net loss	—	—	—	—	—	—	—	—	—	—	(20,672)	—	(20,672)
Balance at December 31, 2014	—	$—	—	$—	—	$—	$—	16,634,063	$2	$143,660	$(30,962)	$(28)	$112,672
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	6,154	—	—	6,154
Stock option exercises	—	—	—	—	—	—	—	58,488	—	307	—	—	307
Reclassification of shares issued and previously subject to repurchase	—	—	—	—	—	—	—	10,156	—	37	—	—	37
Issuance of common stock, net of offering costs	—	—	—	—	—	—	—	2,875,000	—	71,299	—	—	71,299
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	12	12
Net loss	—	—	—	—	—	—	—	—	—	—	(35,876)	—	(35,876)
Balance at December 31, 2015	—	$—	—	$—	—	$—	$—	19,577,707	$2	$221,457	$(66,838)	$(16)	$154,605
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	7,960	—	—	7,960
Stock option exercises	—	—	—	—	—	—	—	177,279	—	1,273	—	—	1,273
Issuance of common stock, net of offering costs	—	—	—	—	—	—	—	1,926,250	—	38,733	—	—	38,733
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(5)	(5)
Net loss	—	—	—	—	—	—	—	—	—	—	(72,398)	—	(72,398)
Balance at December 31, 2016	—	$—	—	$—	—	$—	$—	21,681,236	$2	$269,423	$(139,236)	$(21)	$130,168

See accompanying notes to financial statements.

Loxo Oncology, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Operating activities:
Net loss	$(72,398)	$(35,876)	$(20,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium and discounts on investments	528	391	29
Depreciation of property and equipment	77	17	1
Stock-based compensation	7,960	6,154	3,049
Changes in operating assets and liabilities:
Prepaid expenses and other assets	224	(1,971)	(1,256)
Accounts payable	792	30	18
Accrued expenses and other current liabilities	11,499	1,073	1,136
Net cash used in operating activities	(51,318)	(30,182)	(17,695)
Investing activities:
Purchases of available-for-sale securities	(163,290)	(133,730)	(74,566)
Proceeds from maturing available-for-sale securities	137,038	116,646	5,500
Purchase of property and equipment	(237)	(93)	(14)
Net cash used in investing activities	(26,489)	(17,177)	(69,080)
Financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net	—	—	43,178
Proceeds from the issuance of common stock, net	38,733	71,299	74,164
Proceeds from the exercise of stock options	1,273	307	167
Payment of deferred financing fees	—	—	(1,798)
Net cash provided by financing activities	40,006	71,606	115,711
Net (decrease) increase in cash and cash equivalents	(37,801)	24,247	28,936
Cash and cash equivalents—beginning of year	68,177	43,930	14,994
Cash and cash equivalents—end of year	$30,376	$68,177	$43,930

Supplemental schedule of noncash financing activities:
Conversion of redeemable convertible preferred stock into common stock	$—	$—	$68,055
Reclassification of share repurchase obligation	$—	$37	$—

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

Stock Offerings

Initial Public Offering

In July 2014, the Company’s registration statements on Form S-1 (File Nos. 333-197123 and 333-197779) relating to its initial public offering of its common stock were declared effective by the Securities and Exchange Commission (“SEC”). The shares began trading on The NASDAQ Global Select Market on August 1, 2014. The initial public offering closed on August 6, 2014, and 5,261,538 shares of common stock were sold at an initial public offering price of $13.00 per share, for aggregate gross proceeds to the Company of $68.4 million. Concurrent with the close of the offering, New Enterprise Associates 14, L.P.(“NEA”), an existing stockholder, purchased 230,769 shares of common stock at the initial public offering price in a private placement and the Company received gross proceeds of $3.0 million. In addition, upon the closing of the initial public offering, all of the Company’s outstanding convertible preferred stock was converted into an aggregate total of 9,932,042 shares of common stock.

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

Follow-on Stock Offerings

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

In May 2016, the Company issued 1,926,250 shares of common stock at a public offering price of $21.50 per share, which included the exercise in full by the underwriters of their option to purchase 251,250 additional shares of common stock to cover over-allotments. Gross proceeds to the Company were approximately $41.4 million. The Company paid to the underwriters underwriting discounts and commissions of approximately $2.5 million in connection with the offering, including the over-allotment. In addition, the Company incurred expenses of approximately $0.2 million in connection with the offering. Thus, the net offering proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, were approximately $38.7 million.

In January 2017, the Company sold 4,450,500 shares of common stock at a public offering price of $31.00 per share. Net proceeds from this offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $129.4 million.

Liquidity

At December 31, 2016, the Company had working capital of $126.7 million, an accumulated deficit of $139.2 million and cash, cash equivalents and investments of $141.8 million. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s products will require significant additional financing.

The Company believes that its existing cash, cash equivalents and investments, will be sufficient to enable the Company to continue as a going concern through at least March 7, 2018. However, the Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of its planned research and development activities. If the Company is unable to obtain additional financing or generate license or product revenue, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

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

Prior to its initial public offering in August 2014, the Company utilized significant estimates and assumptions in determining the fair value of its common stock and convertible preferred stock. The Board of Directors (the “Board”) determined the estimated fair value of the Company’s common stock based on a number of objective and subjective factors, including external market conditions affecting the biotechnology industry and the prices at which the Company sold shares of convertible preferred stock, the superior rights and preferences of securities senior to the Company’s common stock at the time, and the likelihood of achieving a liquidity event, such as the sale of the Company.

Cash and Cash Equivalents

The Company considers all highly-liquid investments that have maturities of three months or less when acquired to be cash equivalents. As of December 31, 2016, the Company’s cash and cash equivalents consisted of $8.2 million deposited in a business checking account, a $20,000 certificate of deposit, $10.0 million in repurchase agreements, $12.1 million in a money market account, $109.0 million in government sponsored enterprise debt securities that had maturities of three months or less when acquired and $2.5 million in government sponsored enterprise debt securities that had maturities greater than three months when acquired. As of December 31, 2015, the Company’s cash and cash equivalents consisted of $7.9 million deposited in a business checking account, a $20,000 certificate of deposit, $16.8 million in repurchase agreements, $10.3 million in a money market account and $33.2 million in government sponsored enterprise debt securities that had maturities of three months or less when acquired. Cash equivalents are valued at cost, which approximates their fair market value.

Restricted Cash

The Company had restricted cash of $0.3 million as of December 31, 2016 and 2015, respectively, which consisted of cash held to collateralize an outstanding letter of credit associated with the lease of its corporate office space in Connecticut. Restricted cash is included in other assets.

Investments

At the time of purchase, the Company classifies investments in marketable securities as either available-for-sale securities, held to maturity securities, or trading securities, depending on its intent at that time.

Investments available-for-sale are carried at fair value with unrealized holding gains and losses recorded within other comprehensive income (loss). Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk or underlying security and overall capital market liquidity. The Company reviews unrealized losses associated with available-for-sale investments to determine the classification as a “temporary” or “other-than-temporary” impairment. A temporary impairment results in an unrealized loss being recorded in other comprehensive income (loss). An impairment that is viewed as other-than-temporary is recognized in the statement of operations. The Company considers various factors in determining the classification, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the issuer or investee, and the Company’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. As of December 31, 2016 and 2015, the Company held $109.0 million and $85.7 million, respectively in short-term investments.  As of December 31, 2016 and 2015, the Company held $2.5 million and $0, respectively in long-term investments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and available-for-sale securities. At December 31, 2016 and 2015, the Company’s cash and cash equivalents were held by two financial institutions and the amounts on deposit were in excess of Federal Deposit Insurance Company insurance limits. The Company mitigates this risk by depositing its uninsured cash in major well capitalized financial institutions, and by investing excess operating cash in overnight repurchase agreements which are 100% collateralized by U.S. government backed securities with the Company’s bank. The Company has not recognized any losses on its cash and cash equivalents.

At December 31, 2016, the available-for-sale securities are invested in U.S. government sponsored enterprise debt securities and U.S. Government debt securities. As noted in Note 4 to the Financial Statements, the fair value of these securities was $111.4 million, $21,000 less than their original par value purchase price.

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

Research and Development Expenses with a Related Party

Research and development expenses with a related party consist of $11.6 million and $7.6 million in expenses incurred in relation to the conduct of the discovery and preclinical development programs by Array BioPharma, Inc. (“Array”) for the years ended December 31, 2015 and 2014, respectively, as part of the collaboration agreement (see Note 8). As of December 31, 2015 Array indicated that it was no longer a holder of more than 5% of the Company’s capital stock, therefore the Company will not report expenses with Array as a related party in future reporting periods, as applicable.

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

Costs for certain development activities, such as preclinical and clinical studies, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, preclinical activity, or information provided to the Company by its vendors with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development expense, as the case may be.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2016 and 2015, the Company did not have any uncertain tax positions.

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

Share-based payments issued to non-employees are recorded at fair value, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period. See Note 7 for a discussion of the assumptions used by the Company in determining the grant date fair value of options granted under the Black-Scholes option pricing model, as well as a summary of the stock option activity under the Company’s stock-based compensation plan for the years ended December 31, 2016, 2015 and 2014.

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of convertible preferred stock, unvested restricted stock and stock options. Diluted net loss per share of common stock is computed by dividing the net loss attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of convertible preferred stock, unvested restricted stock and stock options outstanding during the period calculated in accordance with the treasury stock method, although these shares and options are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the years ended December 31, 2016, 2015 and 2014.

Recent Accounting Pronouncements

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which amended the existing accounting standards for the statement of cash flows by requiring restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The amendments should be applied retrospectively to all periods presented. The Company is currently in the process of assessing the impact of ASU 2016-18 on the Company’s financial statements and related disclosures.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The FASB believes that requiring management to perform the assessment will enhance the timeliness, clarity, and consistency of related disclosures and improve convergence with International Financial Reporting Standards (“IFRS”) (which emphasize management’s responsibility for performing the going concern assessment). However, the time horizon for the assessment (look-forward period) and the disclosure thresholds under U.S. GAAP and IFRSs will continue to differ. This guidance is effective for annual reporting periods ending after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption permitted. The Company adopted the ASU for the year ended December 31, 2016.  The adoption of the ASU did not have a material impact on the financial statements.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is the chief executive officer. The Company and the chief executive officer view the Company’s operations and manage its business as one operating segment. All long-lived assets of the Company reside in the United States (“U.S”).

3. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Basic and diluted net loss per common share calculation:
Net loss	$(72,398)	$(35,876)	$(20,672)
Accretion of redeemable convertible preferred stock	—	—	(34)
Net loss attributable to common stockholders	$(72,398)	$(35,876)	$(20,706)
Weighted-average shares outstanding—basic and diluted	20,905,448	16,894,549	6,773,673
Net loss per share of common stock—basic and diluted	$(3.46)	$(2.12)	$(3.06)

The following outstanding securities at December 31, 2016, 2015 and 2014 have been excluded from the computation of diluted weighted-average shares outstanding, as they would have been anti-dilutive:

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Unvested restricted stock	38,526	104,574	170,622
Stock options	2,825,851	2,240,955	2,011,005
	2,864,377	2,345,529	2,181,627

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

(amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2016
Overnight repurchase agreements	$10,000	$—	$—	$10,000
Money market funds	12,146	—	—	12,146
Total included in cash and cash equivalents	22,146	—	—	22,146

U.S. Government debt securities	12,769	995	—	13,764
Government enterprise debt securities	96,184	—	(1,013)	95,171
Short-term available-for-sale securities	108,953	995	(1,013)	108,935

U.S. Government debt securities	2,502	—	(3)	2,499
Long-term available-for-sale securities	2,502	—	(3)	2,499

Total fair value financial instruments	$133,601	$995	$(1,016)	$133,580

December 31, 2015
Overnight repurchase agreements	$16,750	$—	$—	$16,750
Money market funds	10,270	—	—	10,270
Government enterprise debt securities	33,207	1	(2)	33,206
Total included in cash and cash equivalents	60,227	1	(2)	60,226

Government enterprise debt securities	73,193	10	(20)	73,183
U.S. Government debt securities	12,537	—	(5)	12,532
Short-term available-for-sale securities	85,730	10	(25)	85,715

Total fair value financial instruments	$145,957	$11	$(27)	$145,941

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

The Company’s financial assets measured at fair value on a recurring basis at December 31, 2016 were as follows (in thousands):

	Fair Value Measurements at Measurement Date:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total as of December 31, 2016

Assets:
Government enterprise debt securities	$—	$95,171	$—	$95,171
Overnight repurchase agreements	10,000	—	—	10,000
Money market funds	12,146	—	—	12,146
U.S. Government debt securities	16,263	—	—	16,263
Totals	$38,409	$95,171	$—	$133,580

The Company’s financial assets measured at fair value on a recurring basis at December 31, 2015 were as follows (in thousands):

	Fair Value Measurements at Measurement Date:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total as of December 31, 2015

Assets:
Government enterprise debt securities	$—	$106,389	$—	$106,389
Overnight repurchase agreements	16,750	—	—	16,750
Money market funds	10,270	—	—	10,270
U.S. Government debt securities	12,532	—	—	12,532
Totals	$39,552	$106,389	$—	$145,941

There were no items that were accounted for at fair value on a non-recurring basis for the years ended December 31, 2016 and 2015.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Research and development expenses	$12,120	$1,512
General and administrative expenses	1,963	1,072
	$14,083	$2,584

Included in the above research and development expenses is a $6.0 million accrued milestone payment to Array.  Also included in the above amounts is $1.5 million and $1.1 million of accrued bonuses at December 31, 2016 and 2015, respectively.

6. Capital Stock, Redeemable Convertible Preferred Stock and Stockholders’ Equity

Capitalization

On February 28, 2014, the Company filed with the United States Food and Drug Administration an Investigational New Drug Application for a tyrosine kinase inhibitor targeted to the TRK family of receptors. As a result, and in accordance with the provisions of the stock purchase agreement entered into on July 3, 2013, the Company issued 2,343,753 shares of Preferred Series A at a price of $6.40 per share and received net proceeds of $15.0 million on March 18, 2014.

On April 24, 2014 and June 24, 2014, the Company entered into stock purchase agreements pursuant to which the Company agreed to sell 2,664,343 and 501,890 shares, respectively, of Preferred Series B, $0.0001 par value, at a purchase price of $8.9661 per share. Upon completing the April and June offerings, the Company received gross proceeds of approximately $28.4 million.

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

In May 2016, the Company sold 1,926,250 shares of common stock at a public offering price of $21.50 per share. Net proceeds from this offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $38.7 million.

In January 2017, the Company sold 4,450,500 shares of common stock at a public offering price of $31.00 per share. Net proceeds from this offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $129.4 million.

7. Stock-Based Compensation

Equity Incentive Plan (the “Plan”)

Effective July 2013, the Company adopted the 2013 Equity Incentive Plan, which was amended in November 2013 (the “2013 Plan”). The 2013 Plan provided for the granting of incentive stock options, non-statutory stock options and the issuance of restricted stock awards. As of December 31, 2016, the Company reserved 1,544,615 shares of common stock authorized for issuance in connection with the 2013 Plan. Certain options are eligible for exercise prior to vesting. Exercised but unvested shares are subject to repurchase by the Company at the initial exercise price. In connection with the Company’s initial public offering, no further grants will be made under this plan and all remaining shares available for grant were transferred to the 2014 Equity Incentive Plan.

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

The Company has reserved 2,178,437 shares of its common stock to be issued under the 2014 Plan of which 536,442 shares were available for future issuance as of December 31, 2016. Shares authorized will increase automatically on January 1 of each of 2015 through 2024 by the number of shares equal to 3.0% of the aggregate number of outstanding shares of the Company’s common stock as of the immediately preceding December 31. The Company’s Board may reduce the amount of the increase in any particular year. The 2014 Plan authorizes the award of stock options, restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), performance awards and stock bonuses.

The following table summarizes stock option activity under the Plan for the years ended December 31, 2016, 2015 and 2014:

			Average
		Weighted-	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic Value
	of Shares	Exercise Price	Term (in years)	(in thousands)
Outstanding at December 31, 2013	681,056	$1.18	9.92
Granted	1,579,970	8.50
Exercised	(114,818)	1.45
Forfeited and expired	(135,203)	3.65
Outstanding at December 31, 2014	2,011,005	$6.75	9.47
Granted	536,534	25.62
Exercised	(68,644)	5.00
Forfeited and expired	(237,940)	9.33
Outstanding at December 31, 2015	2,240,955	$11.05	8.48
Granted	826,476	25.37
Exercised	(177,279)	7.34
Forfeited and expired	(64,301)	16.23
Outstanding at December 31, 2016	2,825,851	$15.35	8.34	$47,364
Vested and expected to vest at December 31, 2016	2,668,899	$14.91	8.29	$45,913
Exercisable at December 31, 2016	1,226,282	$8.66	7.60	$26,779

As of December 31, 2016, there was $16.4 million of total unrecognized compensation expense related to options granted but not yet vested of which $2.7 million is attributable to non-employee awards and subject to re-measurement until vested. The total unrecognized compensation expense of $16.4 million will be recognized as expense over a weighted-average period of 3.0 years.

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2016, 2015 and 2014 was $17.61, $16.83 and $9.23 per share, respectively. The total fair value of stock options vested during the years ended December 31, 2016, 2015 and 2014 was $7.6 million, $6.1 million and $2.3 million, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of option awards with the following weighted-average assumptions, certain of which are based on industry comparative information, for the period indicated:

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Risk-free interest rate	1.77%	1.78%	1.90%
Expected dividend yield	—%	—%	—%
Expected stock price volatility	79.69%	74.76%	86.22%
Expected term of options (in years)	6.2	6.0	6.5
Expected forfeiture rate	12.05%	13.33%	5.98%

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

Share-based compensation expense recognized was as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Research and development	$3,471	$3,310	$2,002
General and administrative	4,489	2,844	1,047
	$7,960	$6,154	$3,049

Restricted Stock

The stock-based compensation expense for restricted stock is determined based on the estimated fair value of the Company’s common stock on the grant date of the awards applied to the total number of awards that are anticipated to vest. During 2013, the Company granted 264,189 restricted stock awards and as of December 31, 2015 there were 104,574 shares expected to vest over the next 3 years. During the year ended December 31, 2016, 66,048 restricted shares vested and the remaining 38,526 shares are expected to vest over the next year. Stock-based compensation for restricted stock was de minimis at their original grant date.

2014 Employee Stock Purchase Plan

The Company adopted a 2014 Employee Stock Purchase Plan (“ESPP”) that became effective on July 31, 2014, which was the effective date of the Company’s registration statement. The ESPP provides employees of the Company, including any parent or subsidiary companies that the Board designates from time to time as a corporation that shall participate in the plan, with a means of acquiring an equity interest in the Company and to provide an incentive for continued employment. As of December 31, 2016, no commencement date for the first offering period has been approved by the Board or compensation committee and no shares have been issued under the ESPP.

As of December 31, 2016, there were 149,600 shares of common stock reserved for future issuances under the ESPP. Any employee regularly employed by the Company for six months or more on a full-time or part-time basis (20 hours or more per week on a regular schedule) will be eligible to participate in the plan. The ESPP will operate in successive six month offering periods. Each eligible employee who has elected to participate may purchase up to 1,000 shares or $25,000 during each offering period. The purchase price will be the lower of (i) 85% of the fair market value of a share of common stock on the first trading day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last trading day of the offering period. The ESPP will continue for a period of ten years from the first purchase date under the plan unless otherwise terminated by the Board.

8. Commitments and Contingencies

Operating Leases

The Company leases office space under operating leases for its locations in South San Francisco, California and in Stamford, Connecticut. The Company’s lease agreements contain escalation clauses, accordingly, the Company straight-lines the rent expense over the lease term. In July 2016, the Company subleased its original office space in Stamford, Connecticut that it had vacated during December 2015. The sublease ends in May 2018, which is the end of the Company’s lease term for that space. As of December 31, 2016, the Company expects to receive $55,667 in sublease income over the lease term that will be recorded as an offset to rent expense. Rent expense under operating leases for the years ended December 31, 2016, 2015 and 2014 was $689,035, $147,668 and $55,614, respectively.

Future minimum lease payments as of December 31, 2016 are as follows (in thousands):

Operating Leases
2017	$675
2018	683
2019	670
2020	684
2021	697
Thereafter	683
$4,092

The Company has the option to extend the term of its existing Stamford, Connecticut lease for one additional five-year period, and it has an option to terminate the lease after 5.5 years subject to payment of an early termination fee both of which are excluded from the table above.  See Note 12 for subsequent events.

Array Collaboration

On July 3, 2013, the Company signed a multi-year strategic collaboration agreement with Array, and this agreement was subsequently amended on November 26, 2013, April 10, 2014, October 13, 2014, March 31, 2015 and February 18, 2016. Under the terms of the collaboration agreement, the Company obtained certain rights to Array’s tropomyosin receptor kinase (TRK) inhibitor program (larotrectinib), as well as additional novel oncology targets, including LOXO-195, LOXO-292 and fibroblast growth factor receptor (FGFR). The Company has worldwide commercial rights to each product candidate from the collaboration and Array participates in any potential successes through milestones and royalties.

With respect to the discovery and preclinical program, the collaboration agreement, as amended, runs through September 30, 2017, and the Company has the option to extend the term for up to one additional one-year renewal period by providing written notice to Array at least three months before the end of the initial discovery and preclinical development programs term.

Before the February 2016 amendment, in addition to larotrectinib, the parties designated 12 discovery targets, of which seven were selected for additional study in January 2015, which was to be reduced to four on or before January 2016. The Company had the option to maintain the total target number at five for an additional payment, and we exercised this option to maintain five discovery programs in January 2016. In the February 2016 amendment, the parties designated a total of six discovery targets. An additional payment was due at contract signing, satisfying a prior obligation of the April 2014 amendment.

As part of the agreement the Company agreed to pay Array a fixed amount per month, based on Array’s commitment to provide full-time equivalents and other support relating to the conduct of the discovery and preclinical development programs. See Note 10 for amounts the Company recorded in related party research and development expenses.

Milestones

With respect to product candidates directed to TRK, including larotrectinib and its back-up compounds, the Company could be required to pay Array up to $223 million in milestone payments for each compound, the substantial majority of which are due upon the achievement of commercial milestones. The Company has made or accrued $7.0 and $0.3 million in larotrectinib and LOXO-195 milestone payments, respectively, from inception through December 31, 2016.

With respect to product candidates directed to targets other than TRK, the Company could be required to pay Array up to $213 million in milestone payments, the substantial majority of which are due upon the achievement of commercial milestones. The Company has made or accrued $0.3 million in LOXO-292 milestone payments from inception through December 31, 2016.

Royalties

The Company is required to pay Array mid-single digit royalties on worldwide net sales of products. With respect to the royalty on products directed to targets other than TRK, the Company has the right to credit certain milestone payments against royalties on sales of products directed to such target.

Research and Development Arrangements

In the course of normal business operations, the Company enters into agreements with contract research organizations (“CROs”), to assist in the performance of research and development and preclinical activities. Expenditures to CROs may represent a significant cost in preclinical and clinical development for the Company in future periods. The Company can elect to discontinue the work under these agreements at any time. The Company could also enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and even long-term commitments of cash.

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

The Company’s loss before income taxes was $72.4 million, $35.9 million and $20.7 million for the years ended December 31, 2016, 2015 and 2014, respectively, and was generated entirely in the U.S.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Net operating losses	$44,927	$20,086	$7,526
Accrued expenses	687	53	194
Research and development expenses	2,103	2,344	2,348
Research and development tax credits	3,929	1,899	688
Stock options	5,186	3,065	967
Other temporary differences	12	2	283
Gross deferred tax assets	56,844	27,449	12,006
Deferred tax valuation allowance	(56,844)	(27,449)	(12,006)
	$—	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses since inception, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2016 and 2015. The valuation allowance increased by $29.4 million, $15.4 and $8.2 million for the years ended December 31, 2016, 2015 and 2014, respectively, due primarily to the generation of net operating losses during the periods.

A reconciliation of income tax benefit computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
U.S. statutory income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	4.2	6.5	3.0
Permanent differences	(0.4)	(0.7)	(0.7)
Provision to return true-up	(0.3)	(0.1)	(0.1)
R&D credit carryforwards	3.1	3.3	3.3
Valuation allowance	(40.6)	(43.0)	(39.5)
Effective tax rate	—%	—%	—%

As of December 31, 2016 and 2015, the Company had U.S. federal net operating loss carryforwards of $116.7 million and $52.1 million, respectively, which may be available to offset future income tax liabilities and will begin to expire at various dates starting in 2033. As of December 31, 2016 and 2015, the Company also had U.S. state net operating loss carryforwards of $105.4 million and $40.2 million, respectively, which may be available to offset future income tax liabilities and will begin to expire at various dates starting in 2033.

As of December 31, 2016 and 2015, the Company had federal research and development tax credit carryforwards of $3.9 million and $1.9 million, respectively, available to reduce future tax liabilities which will begin to expire at various dates starting in 2033.

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

The Company files income tax returns in the U.S., and various state jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the years ended December 31, 2016, 2015 and 2014. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.

10. Related Party Transactions

As of December 31, 2015, Array indicated that it was no longer a holder of more than 5% of the Company’s common stock; therefore, the Company is not reporting expenses with Array as related party research and development expense for the year ended December 31, 2016. The Company recorded related party research and development expenses for services provided by Array under a collaboration agreement of $11.6 million and $7.6 million for the years ended December 31, 2015 and 2014, respectively.

Dr. Lori Kunkel, a board member, had a consulting agreement with the Company to assist in the Company’s drug development process which was modified effective as of October 31, 2015, to provide that she receives only the standard director compensation for her services. Dr. Kunkel also received stock option grants in 2013 and 2014 as compensation for her consulting services which continue to vest. Both cash compensation that was expensed as incurred and stock compensation are recorded as a component of research and development expenses. During the years ended December 31, 2016, 2015 and 2014, the Company recognized cash compensation expense of $0, $0.2 million and $0.1 million and stock compensation expense of $1.1 million, $0, and $0.8 million in accordance with the terms of the consulting agreement.

Dr. Keith Flaherty, a board member, has an agreement with the Company to serve as Scientific Advisor Board (SAB) Chair for which he receives cash compensation. Dr. Flaherty also received stock option grants in 2013 and 2014 as compensation for his SAB services which continue to vest. Both cash compensation that was expensed as incurred and stock compensation are recorded as a component of research and development expenses. During the years ended December 31, 2016, 2015 and 2014, the Company recognized cash compensation expense of $0.1 million, $0.7 million and $0 and stock compensation expense of $0.8 million, $1.6 million, and $0.6 million in accordance with the terms of the SAB agreement.

11. Unaudited Quarterly Data

The following table summarizes certain supplemental unaudited quarterly financial data for each of the quarters in the years ended December 31, 2016 and 2015, respectively. The operating results for any quarter are not indicative of results that may be expected for a full year or any future periods.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Net loss attributable to common stockholders	$(11,597)	$(15,916)	$(17,691)	$(27,194)
Net loss per share of common stock—basic and diluted	$(0.59)	$(0.77)	$(0.82)	$(1.26)

2015
Net loss attributable to common stockholders	$(6,182)	$(8,056)	$(8,771)	$(12,867)
Net loss per share of common stock—basic and diluted	$(0.38)	$(0.49)	$(0.53)	$(0.72)

12. Subsequent Events

In January 2017, the Company entered into an office lease agreement for additional space in South San Francisco, CA.  The Company’s existing lease expires June 30, 2017. The new lease provides for a term of 51 months, commencing when the landlord delivers the premise to the Company on or after May 1, 2017 and, unless otherwise terminated, continuing until July 31, 2021. The Company has the option to extend the term of the lease for one additional five-year period.  The Company expects to incur approximately $240,000 of annual rent expense associated with the lease.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K.

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

Based on our evaluation, we have concluded that our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K, have been designed and are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to exemptions provided to issuers that are non-accelerated filers or qualify as an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933 (“the Securities Act”) as modified by the Jumpstart Our Business Startups Act of 2012 (“the JOBS Act”). However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013. Based upon the assessments, management has concluded that as of December 31, 2016 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

On March 6, 2017, we entered into an amended and restated offer letter with Joshua H. Bilenker, M.D., our CEO.

The  amended and restated offer letter restates the current terms of Dr. Bilenker’s annual base salary of $521,200, as well as eligibility to receive an annual target bonus equal to 50% of his base salary, and also provides for future annual equity awards in the discretion of the Board.  Additionally, in the event of a change in control (as defined in the amended and restated offer letter), if the acquiror or successor corporation in a change in control does not substitute Dr. Bilenker’s existing awards for an equivalent equity award, then 100% of Dr. Bilenker’s then outstanding and unvested equity awards will immediately vest and no longer be subject to any forfeiture restrictions.

The amended and restated offer letter provides for the following benefits upon a qualifying termination, which means a termination by us without cause, due to death or disability, or a termination by Dr. Bilenker for good reason (as such terms are defined in the amended and restated offer letter), outside of a change in control (as such term is defined in the severance agreement) in exchange for a customary release of claims, complying with the non-competition provisions set forth in the amended and restated offer letter, and resigning from the board of directors on the date that employment terminates: eighteen (18) months of salary continuation payable on the Company’s regular payroll periods, twelve (12) months of additional vesting for all of Dr. Bilenker’s outstanding and unvested equity awards, and reimbursement for continuation coverage under COBRA for Dr. Bilenker and his eligible dependents until the earlier of eighteen (18) months, the date Dr. Bilenker is eligible to receive substantially similar coverage from another employer and the date Dr. Bilenker is no longer eligible to receive COBRA coverage. If Dr. Bilenker is subject to a qualifying termination within the three months preceding a change in control (but after a legally binding and definitive agreement for a potential change in control has been executed) or within the 12 months following a change in control, the severance agreements provide the following benefits in exchange for a customary release of claims, complying with non-competition provisions, resigning from the board of directors on the date that his employment terminates, and returning to us all of our property and confidential information that is in his possession or control, then Dr. Bilenker is entitled to receive eighteen (18) months of salary continuation payable in a lump sum, a lump sum equal to his target bonus for the year, 100% vesting of Dr. Bilenker’s then outstanding and unvested equity awards, and reimbursement for continuation coverage under COBRA for Dr. Bilenker and his eligible dependents until the earlier of eighteen (18) months, the date Dr. Bilenker is eligible to receive substantially similar coverage from another employer and the date Dr. Bilenker is no longer eligible to receive COBRA coverage.

Additionally, on February 27, 2017, we adopted a form of change in control and severance agreement, which we entered into with our following named executive officers on March 6, 2017:

•      Jennifer Burstein, the Company’s principal financial officer and VP of Finance; and

•      Jake Van Naarden, the Company’s Chief Business Officer.

The severance agreements provide for the following benefits upon a qualifying termination, which means a termination by us without cause or a termination by the executive for good reason (as such terms are defined in the severance agreement), outside of a change in control (as such term is defined in the severance agreement) in exchange for a customary release of claims: a lump sum severance payment of 12 months of base salary and payment of premiums for continued medical benefits for the same period to each of our VP of Finance and Chief Business Officer. In addition, our Chief Business Officer will receive 6 months of acceleration in the vesting of his then outstanding and unvested equity awards. If the executive officer is subject to a qualifying termination within the three months preceding a change in control (but after a legally binding and definitive agreement for a potential change in control has been executed) or within the 12 months following a change in control, the severance agreements provide the following benefits in exchange for a customary release of claims:  a lump sum severance payment of 12 months of base salary and payment of premiums for continued medical benefits for the same period to each of our VP of Finance and Chief Business Officer, and 100% acceleration of any then-unvested equity awards for each of our VP of Finance and Chief Business Officer. In addition, our Chief Business Officer will receive a payment equal to 100%  of his target bonus for the year in which the separation occurs. If our Chief Business Officer is terminated due to death or disability within the 12 months following a change in control, then he will receive 100% vesting of his then outstanding and unvested equity awards.  Each severance agreement is in effect for three years, with automatic three-year renewals unless notice of non-renewal is given by us to the executive officer three months prior to expiration.

The benefits under the severance agreements supersede all other cash severance arrangements.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Information required with respect to this Item 10 is set forth in the Proxy Statement for the 2017 Annual Meeting of Stockholders (“Proxy Statement”) under the headings “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics” and “Corporate Governance” and is incorporated herein by reference.

Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, including our principal executive officer and principal financial and accounting officer, which is available on our website (www.loxooncology.com).

The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

(a) DOCUMENTS FILED AS PART OF THIS REPORT

The following is a list of our financial statements included in this Annual Report on Form 10-K under Item 8 of Part II hereof:

1. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2016 and 2015

Statements of Operations for the years ended December 31, 2016, 2015 and 2014

Statements of Comprehensive Loss for the years ended December 31, 2016, 2015 and 2014

Statements of Redeemable Convertible Preferred Stock Stockholders’ (Deficit) Equity for the years ended December 31, 2016, 2015 and 2014

Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

Notes to Financial Statements as of December 31, 2016 and 2015

(b) EXHIBITS

			Incorporated by Reference
Exhibit Number		Description of Document	Form	File No.	Date of First Filing	Exhibit No.
3.1		Restated Certificate of Incorporation	S-1/A	333-197123	July 21, 2014	3.2
3.2		Restated Bylaws	S-1/A	333-197123	July 21, 2014	3.4
4.1		Form of Common Stock Certificate.	S-1	333-197123	June 30, 2014	4.1
4.2		Amended and Restated Investors’ Rights Agreement, dated July 21, 2014, by and among the Registrant and certain of its stockholders, as amended.	S-1/A	333-197123	July 21, 2014	4.2
10.1		Form of Indemnification Agreement.	S-1/A	333-197123	July 21, 2014	10.1
10.2		2013 Equity Incentive Plan and forms of award agreements.	S-1/A	333-197123	July 30, 2014	10.2
10.3		2014 Equity Incentive Plan and forms of award agreements.	S-1/A	333-197123	July 21, 2014	10.3
10.4		2014 Lease Agreement by and between Kashiwa Fudosan America, Inc. and the Registrant, dated as of April 1, 2014.	S-1	333-197123	June 30, 2014	10.4
10.5	*‡	Amended and Restated Offer Letter, dated as of March 6, 2017, by and between the Registrant and Joshua H. Bilenker, M.D.
10.6		2013 Sub-Lease Agreement by and between Tyr Energy, Inc. and the Registrant, dated as of November 22, 2013.	S-1	333-197123	June 30, 2014	10.6
10.7	†	Drug Discovery and Collaboration Agreement, dated July 3, 2013, between Registrant and Array BioPharma Inc., as amended by Amendment No. 1 to Drug Discovery and Collaboration Agreement, dated November 26, 2013, and Amendment No. 2 to Drug Discovery and Collaboration Agreement, dated April 10, 2014.	S-1	333-197123	June 30, 2014	10.7

			Incorporated by Reference
Exhibit Number		Description of Document	Form	File No.	Date of First Filing	Exhibit No.
10.8	‡	Founder’s Restricted Stock Purchase Agreement, dated June 28, 2013, by and between the Registrant and Joshua H. Bilenker, M.D.	S-1	333-197123	June 30, 2014	10.8
10.9	‡	2014 Employee Stock Purchase Plan.	S-1/A	333-197123	July 21, 2014	10.9
10.11	†	Amendment No. 3 to Drug Discovery and Collaboration Agreement, dated October 3, 2014.	10-K	001-36562	March 27, 2015	10.11
10.12	‡	Transition and Separation Agreement, dated March 19, 2015, between the Registrant and Dov A. Goldstein, M.D.	8-K	001-36562	March 19, 2015	99.1
10.13	‡	Offer Letter by and between Loxo and Jennifer Burstein dated March 27, 2015.	10-Q	001-36562	May 14, 2015	10.2
10.14	†	Amendment No. 4 to Drug Discovery and Collaboration Agreement, dated March 31, 2015	10-Q	001-36562	May 14, 2015	10.3
10.15		Office Lease Agreement by and between One Stamford Plaza Owner, LLC, and the Registrant, dated as of October 6, 2015	10-Q	001-36562	November 10, 2015	10.1
10.16	†	Amendment No. 5 to Drug Discovery and Collaboration Agreement, dated February 18, 2016	10-K	001-36562	March 15, 2016	10.16
10.17	†	Separation and Consulting Agreements by and between Dr. Jennifer Low and the Registrant	10-K	001-36562	March 15, 2016	10.17
10.18	*‡	Form of Change in Control and Severance Agreement
23.1	*	Consent of independent registered public accounting firm.
24.1	*	Power of Attorney. (Included in signature page)
31.1	*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

† Confidential treatment request granted

‡ Management compensation plan or agreement

* Filed herewith

ITEM 16.  SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOXO ONCOLOGY, INC.

Dated: March 7, 2017
	By:	/s/Joshua H. Bilenker, M.D.
Joshua H. Bilenker, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOXO ONCOLOGY, INC.

Dated: March 7, 2017
	By:	/s/ Jennifer Burstein
Jennifer Burstein
Vice President of Finance
(Principal Accounting Officer and Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joshua H. Bilenker and Jennifer Burstein, jointly and severally, their attorneys-in-fact, each with the power of substitution, for them in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joshua H. Bilenker, M.D.	President, Chief Executive Officer and	March 7, 2017
Joshua H. Bilenker, M.D.	Director (Principal Executive Officer)

/s/ Jennifer Burstein	Vice President of Finance	March 7, 2017
Jennifer Burstein	(Principal Accounting Officer and
Principal Financial Officer)

/s/ David Bonita, M.D.	Director	March 7, 2017
David Bonita, M.D.

/s/ Steven A. Elms	Director	March 7, 2017
Steven A. Elms

/s/ Keith T. Flaherty, M.D	Director	March 7, 2017
Keith T. Flaherty, M.D.

/s/ Alan Fuhrman	Director	March 7, 2017
Alan Fuhrman

/s/ Steve D. Harr, M.D.	Director	March 7, 2017
Steve D. Harr, M.D.

/s/ Lori Kunkel, M.D.	Director	March 7, 2017
Lori Kunkel, M.D.

/s/ Timothy Mayleben	Director	March 7, 2017
Timothy Mayleben

/s/ Avi Z. Naider	Director	March 7, 2017
Avi Z. Naider