Form 10-Q
period 2017-03-31
Loxo Oncology, Inc.
filed 2017-05-09
CIK 1581720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

Or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-36562

LOXO ONCOLOGY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	46-2996673 (I.R.S. Employer Identification No.)

281 Tresser Blvd., 9th Floor Stamford, CT (Address of Principal Executive Offices)	06901 (Zip Code)

Registrant’s telephone number, including area code: (203) 653-3880

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Common Stock, $0.0001 par value	Shares outstanding as of April 30, 2017: 26,150,180

PART I

ITEM 1. FINANCIAL STATEMENTS

LOXO ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,496	$30,376
Short-term investments	191,819	108,935
Other prepaid expenses and current assets	4,084	2,483
Total current assets	244,399	141,794
Long term investments	3,984	2,499
Property and equipment, net	328	248
Other assets	653	771
Total assets	$249,364	$145,312
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,253	$1,061
Accrued expenses and other current liabilities	9,155	14,083
Total liabilities	10,408	15,144
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 125,000,000 shares authorized; 26,150,180 and 21,681,236 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	402,883	269,423
Accumulated deficit	(163,764)	(139,236)
Accumulated other comprehensive loss	(165)	(21)
Total stockholders’ equity	238,956	130,168
Total liabilities and stockholders’ equity	$249,364	$145,312

See accompanying notes to unaudited condensed consolidated financial statements.

LOXO ONCOLOGY, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share amounts)

	Three Months	Three Months
	Ended	Ended
	March 31, 2017	March 31, 2016

Operating expenses:
Research and development	$20,169	$8,356
General and administrative	4,773	3,394
Total operating expenses and loss from operations	(24,942)	(11,750)
Interest income, net	414	153
Net loss	$(24,528)	$(11,597)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.96)	$(0.59)
Weighted average shares outstanding, basic and diluted	25,668,052	19,544,748

See accompanying notes to unaudited condensed consolidated financial statements.

LOXO ONCOLOGY, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31, 2017	March 31, 2016

Net loss	$(24,528)	$(11,597)
Other comprehensive loss:
Unrealized (loss) gain on available for sale securities	(144)	57
Comprehensive loss	$(24,672)	$(11,540)

See accompanying notes to unaudited condensed consolidated financial statements.

LOXO ONCOLOGY, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

For the period from January 1, 2017 to March 31, 2017

(in thousands except share and per share amounts)

	Stockholders’ equity
	Common stock				Accumulated
		$0.0001	Additional		Other	Total
		Par	Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2017	21,681,236	$2	$269,423	$(139,236)	$(21)	$130,168
Stock-based compensation expense	—	—	3,974	—	—	3,974
Stock option exercises	18,444	—	100	—	—	100
Issuance of common stock, net of offering costs	4,450,500	—	129,386	—	—	129,386
Other comprehensive loss	—	—	—	—	(144)	(144)
Net loss	—	—	—	(24,528)	—	(24,528)
Balance at March 31, 2017	26,150,180	$2	$402,883	$(163,764)	$(165)	$238,956

See accompanying notes to unaudited condensed consolidated financial statements.

LOXO ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Operating activities:
Net loss	$(24,528)	$(11,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium and discounts on investments	76	107
Depreciation of property and equipment	21	14
Stock-based compensation	3,974	1,342
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,483)	571
Accounts payable	192	489
Accrued expenses and other current liabilities	(4,928)	(437)
Net cash used in operating activities	(26,676)	(9,511)
Investing activities:
Purchases of available-for-sale securities	(120,272)	(43,499)
Proceeds from maturing available-for-sale securities	35,683	31,868
Purchase of property and equipment	(101)	(229)
Net cash used in investing activities	(84,690)	(11,860)
Financing activities:
Proceeds from issuance of common stock, net	129,386	—
Proceeds from the exercise of stock options	100	741
Net cash provided by financing activities	129,486	741
Net increase (decrease) in cash and cash equivalents	18,120	(20,630)
Cash and cash equivalents—beginning of period	30,376	68,177
Cash and cash equivalents—end of period	$48,496	$47,547

See accompanying notes to unaudited condensed consolidated financial statements.

LOXO ONCOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

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

Liquidity

At March 31, 2017, the Company had working capital of $234.0 million, an accumulated deficit of $163.8 million and cash, cash equivalents and investments of $244.3 million. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s products will require significant additional financing.

The Company believes that its existing cash, cash equivalents and investments, will be sufficient to enable the Company to continue as a going concern through at least May 9, 2018. However, the Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of its planned research and development activities. If the Company is unable to obtain additional financing or generate license or product revenue, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the results of operations of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Unaudited Interim Financial Information

The accompanying balance sheet as of December 31, 2016, was derived from the Company’s audited financial statements included in Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2017. It is suggested that the interim unaudited condensed consolidated financial statements be read in conjunction with the annual financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K.

The accompanying balance sheet as of March 31, 2017, the statements of operations for the three months ended March 31, 2017 and 2016, the statements of comprehensive loss for the three months ended March 31, 2017 and 2016, the statement of stockholders’ equity for the period from January 1, 2017 to March 31, 2017 and the statements of cash flows for the three months ended March 31, 2017 and 2016 are unaudited.

The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2017, the results of its operations for the three months ended March 31, 2017 and 2016 and its cash flows for the three months ended March 31, 2017 and 2016.

The interim unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2016 included in the Company’s Form 10-K filed with the SEC on March 7, 2017. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies, except as it relates to principles of consolidation and the impact of the adoption of ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) and ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), as described below.

Principles of Consolidation

The consolidated financial statements include the accounts of Loxo Oncology, Inc. and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, which provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, accounting for forfeitures and classification on the statement of cash flows. ASU 2016-09 was effective for the Company in the first quarter of 2017.  The standard requires the recognition of any pre-adoption date net operating loss (“NOL”) carryforwards from share-based compensation arrangements to be recognized on a modified retrospective basis, through an opening retained earnings adjustment on January 1, 2017. Any income tax effects from share-based compensation arrangements arising after January 1, 2017 will be recognized prospectively in the income statement. Upon adoption, the Company recognized all previously unrecognized tax benefits. These previously unrecognized tax benefits were recorded as a deferred tax asset, which was fully offset by a valuation allowance on January 1, 2017, thus there was no net impact from the adoption of ASU 2016-09 as of the same date. The Company’s adoption of the standard did not have any impact to the consolidated statements of cash flows as no NOL carryforwards from share-based compensation arrangements were recognized prior to January 1, 2017. The Company has elected to continue to estimate forfeitures under the true-up provision of ASC 718.

In November 2015, the FASB issued ASU 2015-17, which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. ASU 2015-17 was effective for the Company in the first quarter of 2017. The adoption of the ASU 2015-17 did not have a material impact on the Company’s financial statements.

Recent Accounting Pronouncements Not Yet Adopted

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

3. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except share and per share data):

	Three Months	Three Months
	Ended	Ended
	March 31, 2017	March 31, 2016
Basic and diluted net loss per common share calculation:
Net loss	$(24,528)	$(11,597)
Weighted average common shares outstanding — basic and diluted	25,668,052	19,544,748
Net loss per share of common stock — basic and diluted	$(0.96)	$(0.59)

The following outstanding securities at March 31, 2017 and 2016 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	2017	2016
Unvested restricted stock	22,014	88,062
Stock options	3,043,527	2,208,452
	3,065,541	2,296,514

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

For investments classified as available-for-sale, the Company records unrealized gains or losses resulting from changes in fair value between measurement dates as a component of other comprehensive loss.

(amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2017
Overnight repurchase agreements	$25,000	$—	$—	$25,000
Money market funds	14,551	—	—	14,551
Total included in cash and cash equivalents	39,551	—	—	39,551

U.S. Government debt securities	39,256	—	(40)	39,216
Government enterprise debt securities	152,724	—	(121)	152,603
Short-term available-for-sale securities	191,980	—	(161)	191,819

U.S. Government debt securities	3,988	—	(4)	3,984
Long-term available-for-sale securities	3,988	—	(4)	3,984

Total fair value financial instruments	$235,519	$—	$(165)	$235,354

December 31, 2016
Overnight repurchase agreements	$10,000	$—	$—	$10,000
Money market funds	12,146	—	—	12,146
Total included in cash and cash equivalents	22,146	—	—	22,146

U.S. Government debt securities	12,769	995	—	13,764
Government enterprise debt securities	96,184	—	(1,013)	95,171
Short-term available-for-sale securities	108,953	995	(1,013)	108,935

U.S. Government debt securities	2,502	—	(3)	2,499
Long-term available-for-sale securities	2,502	—	(3)	2,499

Total fair value financial instruments	$133,601	$995	$(1,016)	$133,580

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•Level 1—Quoted prices in active markets for identical assets or liabilities.

•Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial assets measured at fair value on a recurring basis at March 31, 2017 were as follows (in thousands):

	Fair Value Measurements at Measurement Date:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total as of March 31, 2017

Assets:
Government enterprise debt securities	$—	$152,603	$—	$152,603
Overnight repurchase agreements	25,000	—	—	25,000
Money market funds	14,551	—	—	14,551
US Government debt securities	43,200	—	—	43,200
Totals	$82,751	$152,603	$—	$235,354

The Company’s financial assets measured at fair value on a recurring basis at December 31, 2016 were as follows (in thousands):

	Fair Value Measurements at Measurement Date:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total as of December 31, 2016

Assets:
Government enterprise debt securities	$—	$95,171	$—	$95,171
Overnight repurchase agreements	10,000	—	—	10,000
Money market funds	12,146	—	—	12,146
U.S. Government debt securities	16,263	—	—	16,263
Totals	$38,409	$95,171	$—	$133,580

There were no items that were accounted for at fair value on a non-recurring basis for the three months ended March 31, 2017 and 2016.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. At March 31, 2017 and December 31, 2016, the Company’s cash and cash equivalents were held by two financial institutions and the amounts on deposit were in excess of Federal Deposit Insurance Company insurance limits. The Company mitigates this risk by depositing its uninsured cash in major well capitalized financial institutions, and by investing excess operating cash in overnight repurchase agreements which are 100% collateralized by U.S. government backed securities with the Company’s bank. The Company has not recognized any losses on its cash and cash equivalents.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Research and development expenses	$7,840	$12,120
General and administrative expenses	1,315	1,963
	$9,155	$14,083

Included in the above amounts is $0.4 million and $1.5 million of accrued bonuses at March 31, 2017 and December 31, 2016, respectively.

6. Stock-Based Compensation

Equity Incentive Plan (the “Plan”)

Effective July 2013, the Company adopted the 2013 Equity Incentive Plan, which was amended in November 2013 (the “2013 Plan”). The 2013 Plan provided for the granting of incentive stock options, non-statutory stock options and the issuance of restricted stock awards. As of March 31, 2017, the Company reserved 1,544,615 shares of common stock authorized for issuance in connection with the 2013 Plan. Certain options are eligible for exercise prior to vesting. Exercised but unvested shares are subject to repurchase by the Company at the initial exercise price. In connection with the Company’s initial public offering, no further grants will be made under this plan and all remaining shares available for grant were transferred to the 2014 Equity Incentive Plan.

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

The Company has reserved 2,828,874 shares of its common stock to be issued under the 2014 Plan of which 950,759 shares were available for future issuance as of March 31, 2017. Shares authorized will increase automatically on January 1 of each of 2015 through 2024 by the number of shares equal to 3.0% of the aggregate number of outstanding shares of the Company’s common stock as of the immediately preceding December 31. The Company’s Board may reduce the amount of the increase in any particular year. The 2014 Plan authorizes the award of stock options, restricted stock awards, or RSAs, stock appreciation rights, or SARs, restricted stock units, or RSUs, performance awards and stock bonuses.

The following table summarizes stock option activity under the Plan for the period from January 1, 2017 through March 31, 2017:

			Average
		Weighted-	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic Value
	of Shares	Exercise Price	Term (in years)	(in thousands)
Outstanding at January 1, 2017	2,825,851	$15.35	8.34	$47,364
Granted	243,100	43.42
Exercised	(18,444)	5.44
Forfeited and expired	(6,980)	24.82
Outstanding at March 31, 2017	3,043,527	$17.63	8.25	$74,761
Vested and expected to vest at March 31, 2017	2,902,360	$17.15	8.21	$72,664
Exercisable at March 31, 2017	1,398,276	$9.60	7.47	$45,409
Weighted-average grant date fair value of options granted during the three months ended March 31, 2017	$30.73

As of March 31, 2017, there was $29.5 million of total unrecognized compensation expense related to options granted but not yet vested of which $3.4 million is attributable to non-employee awards and subject to re-measurement until vested. The total unrecognized compensation expense of $29.5 million will be recognized as expense over a weighted-average period of 3.1 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of option awards with the following weighted-average assumptions, certain of which are based on industry comparative information, for the period indicated:

Three Months
Ended
March 31, 2017
Risk-free interest rate	2.13%
Expected dividend yield	0%
Expected stock price volatility	80.72%
Expected term of options (in years)	6.3
Expected forfeiture rate	11.50%

The weighted-average valuation assumptions were determined as follows:

•Risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

•Expected annual dividends: The estimate for annual dividends is 0%, because the Company has not historically paid, and does not expect for the foreseeable future to pay, a dividend.

•Expected stock price volatility: The expected volatility used is based on historical volatilities of similar entities within the Company’s industry which were commensurate with the Company’s expected term assumption.

•Expected term of options: The expected term of options represents the period of time options are expected to be outstanding. The expected term of the options granted to employees is derived from the “simplified” method as described in Staff Accounting Bulletin 107 relating to stock-based compensation. The expected term for options granted to non-employees is equal to the contractual term of the awards.

•Expected forfeiture rate: The Company’s estimated annual forfeiture rate is based on historical forfeiture experience of its various employee groups.

•Estimated fair value of the Company’s stock-based awards: The estimated fair value of the Company’s stock-based awards is amortized on a straight-line basis over the awards’ service period for those awards with graded vesting and which contain only a service condition. For awards with graded vesting and a performance and service condition, when achievement of the performance condition is deemed probable, the Company recognizes compensation cost using the accelerated recognition method over the awards’ service period.

Share-based compensation expense recognized was as follows (in thousands):

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2017	2016
Research and development	$2,406	$297
General and administrative	1,568	1,045
	$3,974	$1,342

7. Commitments and Contingencies

Operating Leases

The Company leases office space under operating leases for its locations in South San Francisco, California and in Stamford, Connecticut. The Company’s lease agreements contain escalation clauses, accordingly, the Company straight-lines the rent expense over the lease term. Rent expense under operating leases for the three months ended March 31, 2017 and 2016 was $170,492 and $178,976, respectively.

Future minimum lease payments as of March 31, 2017 are as follows (in thousands):

Operating
Leases
2017	$608
2018	919
2019	913
2020	934
2021	846
Thereafter	683
$4,903

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

Array Bio Pharma (“Array”) Collaboration

On July 3, 2013, the Company signed a multi-year strategic collaboration agreement with Array, and this agreement was subsequently amended on November 26, 2013, April 10, 2014, October 13, 2014, March 31, 2015 and February 18, 2016. Under the terms of the collaboration agreement, the Company obtained certain rights to Array’s tropomyosin receptor kinase (TRK) inhibitor program, as well as additional novel oncology targets, including LOXO-195, LOXO-292, and fibroblast growth factor receptor (FGFR). The Company has worldwide commercial rights to each product candidate from the collaboration and Array participates in any potential successes through milestones and royalties.

With respect to the discovery and preclinical program, the collaboration agreement, as amended, runs through September 30, 2017, and the Company has the option to extend the term for up to one additional one-year renewal period by providing written notice to Array at least three months before the end of the initial discovery and preclinical development programs term.

Before the February 2016 amendment, in addition to larotrectinib, formerly referred to as LOXO-101, the parties designated 12 discovery targets, of which seven were selected for additional study in January 2015, which was to be reduced to four on or before January 2016. The Company had the option to maintain the total target number at five for an additional payment, and the Company exercised this option to maintain five discovery programs in January 2016. In the February 2016 amendment, the parties designated a total of six discovery targets. An additional payment was due at contract signing, satisfying a prior obligation of the April 2014 amendment.

As part of the agreement the Company agreed to pay Array a fixed amount per month, based on Array’s commitment to provide full-time equivalents and other support relating to the conduct of the discovery and preclinical development programs. The Company incurred $1.9 million and $3.3 million of research and development expenses under the Array Agreement for the three months ended March 31, 2017 and 2016.

Milestones

With respect to product candidates directed to TRK, including larotrectinib and its back-up compounds, the Company could be required to pay Array up to $223 million in milestone payments for each compound, the substantial majority of which are due upon the achievement of commercial milestones. The Company has made or accrued $7.0 million and $0.3 million in larotrectinib and LOXO-195 milestone payments, respectively, from inception through March 31, 2017.

With respect to product candidates directed to targets other than TRK, the Company could be required to pay Array up to $213 million in milestone payments, the substantial majority of which are due upon the achievement of commercial milestones. The Company has made or accrued $0.3 million in LOXO-292 milestone payments from inception through March 31, 2017.

Royalties

The Company is required to pay Array mid-single digit royalties on worldwide net sales of products. With respect to the royalty on products directed to targets other than TRK, the Company has the right to credit certain milestone payments against royalties on sales of products directed to such target.

Research and Development Arrangements

In the course of normal business operations, the Company enters into agreements with contract research organizations, or CROs, to assist in the performance of research and development and preclinical activities. Expenditures to CROs may represent a significant cost in preclinical and clinical development for the Company in future periods. The Company can elect to discontinue the work under these agreements at any time. The Company has also entered into an agreement with Roche, to develop and commercialize a companion diagnostic.  The Company could also enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and even long-term commitments of cash.

Legal Proceedings

The Company is not involved in any legal proceeding that it expects to have a material effect on its business, financial condition, results of operations and cash flows.

8. Related Party Transactions

Dr. Lori Kunkel, a board member, had a consulting agreement with the Company to assist in the Company’s drug development process which was modified effective as of October 31, 2015, to provide that she receives only the standard director compensation for her services. Dr. Kunkel also received stock option grants in 2013 and 2014 as compensation for her consulting services which continue to vest. During the three months ended March 31, 2017, the Company recognized stock-based compensation expense of $0.8 million in accordance with the terms of the consulting agreement, included as a component of research and development expenses. No stock-based compensation expense was recognized during the three months ended March 31, 2016.

Dr. Keith Flaherty, a board member, has an agreement with the Company to serve as Scientific Advisor Board (SAB) Chair for which he receives cash compensation. Dr. Flaherty also received stock option grants in 2013 and 2014 as compensation for his SAB services which continue to vest. Both cash compensation that was expensed as incurred and stock-based compensation are recorded as a component of research and development expenses. During the three months ended March 31, 2017 and 2016, the Company recognized cash compensation expense of $15,000 and $18,000 and stock-based compensation expense of $0.6 million and $0.1 million in accordance with the terms of the SAB agreement, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The interim unaudited condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the SEC on March 7, 2017. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Loxo” refer to Loxo Oncology, Inc.

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

With our scientific knowledge, collaborative partnerships and targeted approach, we are developing multiple small molecule therapeutics utilizing focused clinical development strategies in well-defined patient populations. Larotrectinib, formerly referred to as LOXO-101, the only selective TRK inhibitor currently in clinical development, is being evaluated in three ongoing multi-center studies that include patients with solid tumors that harbor TRK gene fusions. We also have preclinical programs in development for LOXO-195, LOXO-292, FGFR and other targets.

Since inception, we have incurred significant operating losses. Our net loss for the three months ended March 31, 2017 was $24.5 million, including approximately $20.2 million of total research and development expenses, and approximately $4.8 million of total general and administrative expenses. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the discovery, development and clinical trials of, and seek regulatory approval for and pursue potential commercialization of, our product candidates. In addition, we will also incur additional expenses if and as we enter into additional collaboration agreements, acquire or in-license products and technologies, expand our collaboration with Array, enter into companion diagnostics collaborations, establish sales, marketing and distribution infrastructure and/or expand and protect our intellectual property portfolio.

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

Liquidity

Our financial statements and related disclosures have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should we be unable to continue in existence. We have not generated any revenues and have not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of our products will require significant additional financing. Our accumulated deficit at March 31, 2017 was approximately $163.8 million, and management expects to incur substantial and increasing losses in future periods. Our ability to successfully pursue our business is subject to certain risks and uncertainties, including among others, uncertainty of product development, competition from third parties, uncertainty of capital availability, uncertainty in our ability to enter into agreements with collaborative partners, dependence on third parties, and dependence on key personnel. We plan to finance future operations with a combination of proceeds from the issuance of equity, debt, licensing fees, and revenues from future product sales, if any. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our planned products. We believe that our existing cash, cash equivalents and investments as of March 31, 2017 will be sufficient to enable us to continue as a going concern through at least May 9, 2018.

Components of Operating Results

Revenue

To date, we have not generated any revenues. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates.

Research and Development Expenses

Research and development costs are charged to expense as incurred. These costs include, but are not limited to, employee-related expenses, including salaries, benefits, stock-based compensation and travel as well as expenses related to third-party collaborations, contract research arrangements and activities associated with the development of companion diagnostics for our product candidates.

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

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements.   In accordance with GAAP, we base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes in our critical accounting policies as discussed in our Form 10-K filed on March 7, 2017 with the SEC.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016 (in thousands)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2017	2016	Change
	(unaudited)	(unaudited)
Operating expenses:
Research and development	$20,169	$8,356	$11,813
General and administrative	4,773	3,394	1,379
Total operating expenses and loss from operations	$(24,942)	$(11,750)	$(13,192)

Research and development expenses

Research and development expenses were $20.2 million for the three months ended March 31, 2017, compared to $8.4 million for the three months ended March 31, 2016. The increase was primarily due to expanded larotrectinib development activities including clinical costs and costs related to the companion diagnostics agreement with Roche that commenced in the first quarter of 2017, as well as additional expenses related to LOXO-292 and the preclinical pipeline. We also had higher headcount and employment-related costs. As a result, we had increases in our larotrectinib and LOXO-292 development expenses, stock-based compensation, preclinical pipeline expenses, and employment costs of $6.2 million, $1.1 million, $2.1 million, $1.3 million and $0.9 million, respectively.

General and administrative expenses

General and administrative expenses were $4.8 million for the three months ended March 31, 2017, compared to $3.4 million for the three months ended March 31, 2016. The increase was primarily due to increases in our professional fees, stock-based compensation expense and employment costs of $0.6 million, $0.5 million, and $0.1 million, respectively.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. We incurred a net loss of $24.5 million for the three months ended March 31, 2017. Net cash used in operating activities was $26.7 million during the three months ended March 31, 2017. At March 31, 2017, we had an accumulated deficit of $163.8 million, and working capital of $234.0 million. We had cash, cash equivalents and investments of $244.3 million at March 31, 2017. Historically, we have financed our operations principally through private placements of preferred stock, our initial public offering of common stock and follow-on offerings of common stock.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2017	2016
	(unaudited)	(unaudited)
Net cash (used in) provided by:
Operating activities	$(26,676)	$(9,511)
Investing activities	(84,690)	(11,860)
Financing activities	129,486	741
Net increase (decrease) in cash and cash equivalents	$18,120	$(20,630)

Net cash used in operating activities

Net cash used in operating activities was $26.7 million for the three months ended March 31, 2017 and consisted primarily of a net loss of $24.5 million, a decrease in accrued expenses and other current liabilities of $4.9 million and an increase in prepaid expenses and other current assets of $1.5 million. This was offset by noncash expenses of $4.1 million, primarily attributable to stock-based compensation expense.

Net cash used in operating activities was $9.5 million for the three months ended March 31, 2016 and consisted primarily of a net loss of $11.6 million. This was offset by noncash expenses of $1.5 million, primarily attributable to stock-based compensation expense.

Net cash used in investing activities

Net cash used in investing activities for the three months ended March 31, 2017 totaled $84.7 million and consisted primarily of $120.3 million of available for sale security purchases offset by $35.7 million of proceeds from maturing available-for-sale securities.

Net cash used in investing activities for the three months ended March 31, 2016 totaled $11.9 million and consisted primarily of $43.5 million of available for sale security purchases offset by $31.9 million of proceeds from maturing available-for-sale securities.

Net cash provided by financing activities

Net cash provided by financing activities was $129.5 million for the three months ended March 31, 2017, which was primarily due to $129.4 million in net proceeds from the sale and issuance of our common stock in January 2017. We also received $0.1 million in proceeds from the exercise of employee stock options.

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

Array Collaboration Agreement

On July 3, 2013, we signed the Array Agreement, which was subsequently amended on November 26, 2013, April 10, 2014, October 13, 2014, March 31, 2015 and February 18, 2016. Under the terms of the Array Agreement, we obtained certain rights to Array’s TRK inhibitor program, as well as additional novel oncology targets, including LOXO-195, LOXO-292 and FGFR. We have worldwide commercial rights to each product candidate from the collaboration and Array participates in any potential successes through milestones and royalties.

With respect to the discovery and preclinical program, the collaboration agreement, as amended, runs through September 30, 2017, and we have the option to extend the term for up to one additional one-year renewal period by providing written notice to Array at least three months before the end of the discovery and preclinical development programs term.

Before the February 2016 amendment, in addition to larotrectinib the parties designated 12 discovery targets, of which seven were selected for additional study in January 2015, which was to be reduced to four on or before January 2016. We had the option to maintain the total target number at five for an additional payment, and we exercised this option to maintain five discovery programs in January 2016. In the February 2016 amendment, the parties designated a total of six discovery targets. An additional payment was due at contract signing, satisfying a prior obligation from the April 2014 amendment.

As part of the Array Agreement, as amended, we agreed to pay Array a fixed amount per month, based on Array’s commitment to provide full-time equivalents and other support relating to the conduct of the discovery and preclinical development programs. For the three months ended March 31, 2017 and 2016, we recorded $1.9 million and $3.3 million of research and development expenses related to the collaboration agreement, respectively.

Milestones

With respect to product candidates directed to TRK, including larotrectinib and its back-up compounds, we could be required to pay Array up to $223 million in milestone payments for each compound, the substantial majority of which are due upon the achievement of commercial milestones. We have made or accrued $7.0 million and $0.3 million in larotrectinib and LOXO-195 milestone payments, respectively, from inception through March 31, 2017.

With respect to product candidates directed to targets other than TRK, we could be required to pay Array up to $213 million in milestone payments, the substantial majority of which are due upon the achievement of commercial milestones.  The February 2016 amendment allowed Array to be eligible for similar milestones on any back-up compounds developed through the collaboration. We have made or accrued $0.3 million in LOXO-292 milestone payments from inception through March 31, 2017.

Royalties

We are required to pay Array mid-single digit royalties on worldwide net sales of products developed through the collaboration. With respect to the royalty on products directed to targets other than TRK, we have the right to credit certain milestone payments against royalties on sales of products directed to such target.

Off-Balance Sheet Arrangements

Through March 31, 2017, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of March 31, 2017 and December 31, 2016, we had cash and cash equivalents and investments of $244.3 million and $141.8 million, respectively, consisting of money market funds, certificates of deposit, overnight repurchase agreements, government enterprise debt securities and U.S. government debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable debt securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our available-sale-securities until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on our evaluation, we believe that our disclosure controls and procedures as of March 31, 2017 are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our first fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $24.5 million for the three months ended March 31, 2017. As of March 31, 2017, we had an accumulated deficit of $163.8 million. We have focused primarily on our drug discovery efforts and developing our product candidates. We have initiated clinical development of our lead product candidate, larotrectinib and it could be many years, if ever, before we have a product candidate ready for commercialization. To date, we have financed our operations primarily through private placements of our convertible preferred stock, our initial public offering and our follow-on public offerings in November 2015, May 2016 and January 2017. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenue from any of these product candidates could be delayed or prevented. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition, and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates, including:

•unforeseen safety issues or adverse side effects;

•failure of our companion diagnostics in identifying patients;

•modifications to protocols of our clinical trials resulting from FDA or institutional review board (“IRB”) decisions; and

•ambiguous or negative interim results of our clinical trials, or results that are inconsistent with earlier results.

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

Our product candidates must be approved by the FDA pursuant to a new drug application (“NDA”) in the United States and by the European Medicines Agency (“EMA”) and similar regulatory authorities outside the United States prior to commercialization. The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have little experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities, among other requirements. Our product candidates may not be effective, may be only moderately effective, may not have an acceptable durability of response, may not have an acceptable risk-benefit profile, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. For example, development programs that span many tumor types are relatively novel, and to date, the FDA has not approved a therapy to treat multiple tumor types based on a basket trial. We cannot be sure that the FDA will accept our NDA for larotrectinib, including the basket trial design, for registration or that we will be able to obtain broad approval for larotrectinib across cancers with TRK fusions on the basis of the ongoing trials, if at all. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may also cause delays in or prevent the approval of an application.

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

In March 2010, former President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively the “PPACA”) a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

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

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. In January 2013, former President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding. In 2016, the U.S. Congress held hearings on the rising costs of prescription drugs, and there is increased media attention on the issue. Future legislation could potentially change drug pricing dynamics.

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

We are an early-stage clinical development company with a limited operating history and, as of March 31, 2017, had 30 full-time employees. We are highly dependent on the research and development, clinical and business development expertise of Joshua H. Bilenker, M.D., our President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

As of March 31, 2017, our executive officers and directors, combined with our stockholders who individually own more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 66% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

As of March 31, 2017, there were 950,759 shares of our common stock available for future grant under our 2014 Equity Incentive Plan. Additionally, as of March 31, 2017, there were outstanding options to purchase up to 3,043,527 shares of our common stock. Any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

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

We will continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives and corporate governance practices.

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

*Filed herewith.

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

Date: May 9, 2017

LOXO ONCOLOGY, INC.

By:	/s/ Joshua H. Bilenker, M.D.
Joshua H. Bilenker, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2017

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