Form 10-Q
period 2017-06-30
Loxo Oncology, Inc.
filed 2017-08-08
CIK 1581720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Emerging growth company ☒ (Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Common Stock, $0.0001 par value	Shares outstanding as of July 31, 2017: 29,852,695

PART I

ITEM 1. FINANCIAL STATEMENTS

LOXO ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$260,267	$30,376
Short-term investments	207,318	108,935
Other prepaid expenses and current assets	3,831	2,483
Total current assets	471,416	141,794
Long term investments	—	2,499
Property and equipment, net	364	248
Other assets	657	771
Total assets	$472,437	$145,312
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,175	$1,061
Accrued expenses and other current liabilities	9,008	14,083
Total liabilities	11,183	15,144
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 125,000,000 shares authorized; 29,839,268 and 21,681,236 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	3	2
Additional paid-in capital	655,581	269,423
Accumulated deficit	(194,165)	(139,236)
Accumulated other comprehensive loss	(165)	(21)
Total stockholders’ equity	461,254	130,168
Total liabilities and stockholders’ equity	$472,437	$145,312

See accompanying notes to unaudited condensed consolidated financial statements.

LOXO ONCOLOGY, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Operating expenses:
Research and development	$24,398	$12,331	$44,567	$20,687
General and administrative	6,515	3,786	11,288	7,180
Total operating expenses and loss from operations	(30,913)	(16,117)	(55,855)	(27,867)
Interest income, net	512	201	926	354
Net loss	$(30,401)	$(15,916)	$(54,929)	$(27,513)

Per share information:
Net loss per share of common stock, basic and diluted	$(1.14)	$(0.77)	$(2.10)	$(1.36)
Weighted average shares outstanding, basic and diluted	26,586,610	20,587,848	26,129,869	20,177,162

See accompanying notes to unaudited condensed consolidated financial statements.

LOXO ONCOLOGY, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net loss	$(30,401)	$(15,916)	$(54,929)	$(27,513)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	—	53	(144)	110
Comprehensive loss	$(30,401)	$(15,863)	$(55,073)	$(27,403)

See accompanying notes to unaudited condensed consolidated financial statements.

LOXO ONCOLOGY, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

For the period from January 1, 2017 to June 30, 2017

(in thousands except share and per share amounts)

	Stockholders’ equity
	Common stock				Accumulated
		$0.0001	Additional		Other	Total
		Par	Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2017	21,681,236	$2	$269,423	$(139,236)	$(21)	$130,168
Stock-based compensation expense	—	—	9,410	—	—	9,410
Stock option exercises	85,032	—	1,472	—	—	1,472
Issuance of common stock, net of offering costs	8,073,000	1	375,276	—	—	375,277
Other comprehensive loss	—	—	—	—	(144)	(144)
Net loss	—	—	—	(54,929)	—	(54,929)
Balance at June 30, 2017	29,839,268	$3	$655,581	$(194,165)	$(165)	$461,254

See accompanying notes to unaudited condensed consolidated financial statements.

LOXO ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30, 2017	Six Months Ended June, 2016
Operating activities:
Net loss	$(54,929)	$(27,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium and discounts on investments	122	246
Depreciation of property and equipment	48	28
Stock-based compensation	9,410	2,629
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,234)	285
Accounts payable	1,114	408
Accrued expenses and other current liabilities	(5,075)	2,535
Net cash used in operating activities	(50,544)	(21,382)
Investing activities:
Purchases of available-for-sale securities	(168,708)	(102,672)
Proceeds from maturing available-for-sale securities	72,558	69,420
Purchase of property and equipment	(164)	(231)
Net cash used in investing activities	(96,314)	(33,483)
Financing activities:
Proceeds from issuance of common stock, net	375,277	38,733
Proceeds from the exercise of stock options	1,472	861
Net cash provided by financing activities	376,749	39,594
Net increase (decrease) in cash and cash equivalents	229,891	(15,271)
Cash and cash equivalents—beginning of period	30,376	68,177
Cash and cash equivalents—end of period	$260,267	$52,906

See accompanying notes to unaudited condensed consolidated financial statements.

LOXO ONCOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

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

Liquidity

At June 30, 2017, the Company had working capital of $460.2 million, an accumulated deficit of $194.2 million and cash, cash equivalents and investments of $467.6 million. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s products will require significant additional financing.

The Company believes that its existing cash, cash equivalents and investments, will be sufficient to enable the Company to continue as a going concern through at least August 8, 2018. However, the Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of its planned research and development activities. If the Company is unable to obtain additional financing or generate license or product revenue, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

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

The accompanying balance sheet as of June 30, 2017, the statements of operations for the three and six months ended June 30, 2017 and 2016, the statements of comprehensive loss for the three and six months ended June 30, 2017 and 2016, the statements of stockholders’ equity for the period from January 1, 2017 to June 30, 2017 and the statements of cash flows for the six months ended June 30, 2017 and 2016 are unaudited.

The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2017, the results of its operations for the three and six months ended June 30, 2017 and 2016 and its cash flows for the six months ended June 30, 2017 and 2016.

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

Recent Accounting Pronouncements Not Yet Adopted

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which provides additional guidance on evaluating whether transactions should be accounted for as acquisitions of assets or businesses. ASU 2017-01 requires an entity to evaluate if substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the new guidance would define this as an asset acquisition; otherwise, the entity then evaluates whether the asset meets the requirement that a business include, at a minimum, an input and substantive process that together significantly contribute to the ability to create outputs. ASU 2017-01 is effective for the Company on a prospective basis beginning on January 1, 2018, with early adoption permitted. The Company is currently in the process of assessing the impact of ASU 2017-01 on the Company’s financial statements and related disclosures.

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

3.             Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Basic and diluted net loss per common share calculation:
Net loss	$(30,401)	$(15,916)	$(54,929)	$(27,513)
Weighted average common shares outstanding — basic and diluted	26,586,610	20,587,848	26,129,869	20,177,162
Net loss per share of common stock — basic and diluted	$(1.14)	$(0.77)	$(2.10)	$(1.36)

The following outstanding securities at June 30, 2017 and 2016 have been excluded from the computation of diluted weighted average shares outstanding, as they are anti-dilutive:

	June 30, 2017	June 30, 2016
Unvested restricted stock	5,502	71,550
Stock options	3,089,791	2,255,419
Total	3,095,293	2,326,969

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

(amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
Overnight repurchase agreements	$40,000	$—	$—	$40,000
Money market funds	213,801	—	—	213,801
Total included in cash and cash equivalents	253,801	—	—	253,801

U.S. Government debt securities	61,095	—	(48)	61,047
Government enterprise debt securities	146,388	—	(117)	146,271
Short-term available-for-sale securities	207,483	—	(165)	207,318

Total fair value financial instruments	$461,284	$—	$(165)	$461,119

December 31, 2016
Overnight repurchase agreements	$10,000	$—	$—	$10,000
Money market funds	12,146	—	—	12,146
Total included in cash and cash equivalents	22,146	—	—	22,146

U.S. Government debt securities	12,769	995	—	13,764
Government enterprise debt securities	96,184	—	(1,013)	95,171
Short-term available-for-sale securities	108,953	995	(1,013)	108,935

U.S. Government debt securities	2,502	—	(3)	2,499
Long-term available-for-sale securities	2,502	—	(3)	2,499

Total fair value financial instruments	$133,601	$995	$(1,016)	$133,580

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

·                  Level 1—Quoted prices in active markets for identical assets or liabilities.

·                  Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

·                  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial assets measured at fair value on a recurring basis at June 30, 2017 were as follows (in thousands):

	Fair Value Measurements at Measurement Date:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total as of June 30, 2017
Assets:
Cash and cash equivalents
Cash	$6,466	$—	$—	$6,466
Overnight repurchase agreements	40,000	—	—	40,000
Money market funds	213,801	—	—	213,801
Total cash and cash equivalents	260,267	—	—	260,267
Short-term investments
Government enterprise debt securities	—	146,271	—	146,271
U.S. Government debt securities	61,047	—	—	61,047
Total short-term investments	61,047	146,271	—	207,318
Totals	$321,314	$146,271	$—	$467,585

The Company’s financial assets measured at fair value on a recurring basis at December 31, 2016 were as follows (in thousands):

	Fair Value Measurements at Measurement Date:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total as of December 31, 2016
Assets:
Cash and cash equivalents
Cash	$8,230	$—	$—	$8,230
Overnight repurchase agreements	10,000	—	—	10,000
Money market funds	12,146	—	—	12,146
Total cash and cash equivalents	30,376	—	—	30,376
Short-term investments
Government enterprise debt securities	—	95,171	—	95,171
U.S. Government debt securities	13,764	—	—	13,764
Total short-term investments	13,764	95,171	—	108,935
Long-term investments
U.S. Government debt securities	2,499	—	—	2,499
Total long-term investments	2,499	—	—	2,499
Totals	$46,639	$95,171	$—	$141,810

There were no items that were accounted for at fair value on a non-recurring basis for the six months ended June 30, 2017 and 2016.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. At June 30, 2017 and December 31, 2016, the Company’s cash and cash equivalents were held by two financial institutions and the amounts on deposit were in excess of Federal Deposit Insurance Company insurance limits. The Company mitigates this risk by depositing its uninsured cash in major well capitalized financial institutions, and by investing excess operating cash in overnight repurchase agreements which are 100% collateralized by U.S. government backed securities with the Company’s bank. The Company has not recognized any losses on its cash and cash equivalents.

5.             Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Research and development accrued expenses	$6,503	$12,120
General and administrative accrued expenses	2,505	1,963
	$9,008	$14,083

Included in the above amounts is $0.8 million and $1.5 million of accrued bonuses at June 30, 2017 and December 31, 2016, respectively.

6.                                      Stock-Based Compensation

Equity Incentive Plan (the “Plan”)

Effective July 2013, the Company adopted the 2013 Equity Incentive Plan, which was amended in November 2013 (the “2013 Plan”). The 2013 Plan provided for the granting of incentive stock options, non-statutory stock options and the issuance of restricted stock awards. As of June 30, 2017, the Company reserved 1,544,615 shares of common stock authorized for issuance in connection with the 2013 Plan. Certain options are eligible for exercise prior to vesting. Exercised but unvested shares are subject to repurchase by the Company at the initial exercise price. In connection with the Company’s initial public offering, no further grants will be made under this plan and all remaining shares available for grant were transferred to the 2014 Equity Incentive Plan.

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

The Company has reserved 2,828,874 shares of its common stock to be issued under the 2014 Plan of which 837,907 shares were available for future issuance as of June 30, 2017. Shares authorized will increase automatically on January 1 of each of 2015 through 2024 by the number of shares equal to 3.0% of the aggregate number of outstanding shares of the Company’s common stock as of the immediately preceding December 31. The Company’s Board may reduce the amount of the increase in any particular year. The 2014 Plan authorizes the award of stock options, restricted stock awards, or RSAs, stock appreciation rights, or SARs, restricted stock units, or RSUs, performance awards and stock bonuses.

The following table summarizes stock option activity under the Plan for the period from January 1, 2017 through June 30, 2017:

			Average
		Weighted-	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic Value
	of Shares	Exercise Price	Term (in years)	(in thousands)
Outstanding at January 1, 2017	2,825,851	$15.35	8.34	$47,364
Granted	404,800	53.06
Exercised	(85,032)	17.31
Forfeited and expired	(55,828)	26.45
Outstanding at June 30, 2017	3,089,791	$20.04	8.08	$185,850
Vested and expected to vest at June 30, 2017	2,970,838	$19.59	8.04	$180,024
Exercisable at June 30, 2017	1,516,336	$10.38	7.29	$105,850
Weighted-average grant date fair value of options granted during the six months ended June 30, 2017	$36.47

As of June 30, 2017, there was $35.0 million of total unrecognized compensation expense related to options granted but not yet vested of which $5.5 million is attributable to non-employee awards and subject to re-measurement until vested. The total unrecognized compensation expense of $35.0 million will be recognized as expense over a weighted-average period of 2.7 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of option awards with the following weighted-average assumptions, certain of which are based on industry comparative information, for the period indicated:

Six Months Ended June 30, 2017
Risk-free interest rate	2.03%
Expected dividend yield	0%
Expected stock price volatility	79.48%
Expected term of options (in years)	6.1
Expected forfeiture rate	12.34%

The weighted-average valuation assumptions were determined as follows:

·                  Risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

·                  Expected annual dividends: The estimate for annual dividends is 0%, because the Company has not historically paid, and does not expect for the foreseeable future to pay, a dividend.

·                  Expected stock price volatility: The expected volatility used is based on historical volatilities of similar entities within the Company’s industry which were commensurate with the Company’s expected term assumption.

·                  Expected term of options: The expected term of options represents the period of time options are expected to be outstanding. The expected term of the options granted to employees is derived from the “simplified” method as described in Staff Accounting Bulletin 107 relating to stock-based compensation. The expected term for options granted to non-employees is equal to the contractual term of the awards.

·                  Expected forfeiture rate: The Company’s estimated annual forfeiture rate is based on historical forfeiture experience of its various employee groups.

·                  Estimated fair value of the Company’s stock-based awards: The estimated fair value of the Company’s stock-based awards is amortized on a straight-line basis over the awards’ service period for those awards with graded vesting and which contain only a service condition. For awards with graded vesting and a performance and service condition, when achievement of the performance condition is deemed probable, the Company recognizes compensation cost using the accelerated recognition method over the awards’ service period.

Share-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$3,456	$211	$5,862	$507
General and administrative	1,979	1,076	3,548	2,122
	$5,435	$1,287	$9,410	$2,629

7.                                      Commitments and Contingencies

Operating Leases

The Company leases office space under operating leases for its locations in South San Francisco, California and in Stamford, Connecticut. The Company’s lease agreements contain escalation clauses; accordingly, the Company straight-lines the rent expense over the lease term. Rent expense under operating leases for the three months ended June 30, 2017 and 2016 was $227,555 and $175,670, respectively. Rent expense under operating leases for the six months ended June 30, 2017 and 2016 was $398,047 and $354,646, respectively.

Future minimum lease payments as of June 30, 2017 are as follows (in thousands):

Operating Leases
2017	$427
2018	919
2019	913
2020	934
2021	846
Thereafter	683
$4,722

In January 2017, the Company entered into an office lease agreement to replace its existing leased space in South San Francisco, CA. The Company’s previous lease expired June 30, 2017. The new lease provides for a term of 51 months, commenced when the landlord delivered the premise to the Company on May 1, 2017 and, unless otherwise terminated, continues until July 31, 2021. The Company has the option to extend the term of the lease for one additional five-year period. The Company expects to incur approximately $240,000 of annual rent expense associated with the lease.

Array Bio Pharma (“Array”) Collaboration

On July 3, 2013, the Company signed a multi-year strategic collaboration agreement with Array, and this agreement was subsequently amended on November 26, 2013, April 10, 2014, October 13, 2014, March 31, 2015 and February 18, 2016. Under the terms of the collaboration agreement, the Company obtained certain rights to Array’s tropomyosin receptor kinase (“TRK”) inhibitor program, as well as additional novel oncology targets, including LOXO-195, LOXO-292, and fibroblast growth factor receptor (“FGFR”). The Company has worldwide commercial rights to each product candidate from the collaboration and Array participates in any potential successes through milestones and royalties.

With respect to the discovery and preclinical program, the collaboration agreement, as amended, runs through September 30, 2017, and the Company has the option to extend the term for up to one additional one-year renewal period by providing written notice to Array at least three months before the end of the initial discovery and preclinical development programs term. This option was exercised during the three-month period ended June 30, 2017.

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

As part of the agreement the Company agreed to pay Array a fixed amount per month, based on Array’s commitment to provide full-time equivalents and other support relating to the conduct of the discovery and preclinical development programs. For the three months ended June 30, 2017 and 2016, the Company recorded $2.0 million and $3.1 million of research and development expenses related to the collaboration agreement, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded $3.9 million and $6.4 million of research and development expenses related to the collaboration agreement, respectively.

Milestones

With respect to product candidates directed to TRK, including larotrectinib and its back-up compounds, the Company could be required to pay Array up to $223 million in milestone payments for each compound, the substantial majority of which are due upon the achievement of commercial milestones. The Company has made or accrued $7.0 million and $0.3 million in larotrectinib and LOXO-195 milestone payments, respectively, from inception through June 30, 2017.

With respect to product candidates directed to targets other than TRK, the Company could be required to pay Array up to $213 million in milestone payments, the substantial majority of which are due upon the achievement of commercial milestones. The Company has made or accrued $1.3 million in LOXO-292 milestone payments from inception through June 30, 2017, of which $1.0 million was paid in the three month period ended June 30, 2017.

Royalties

The Company is required to pay Array mid-single digit royalties on worldwide net sales of products. With respect to the royalty on products directed to targets other than TRK, the Company has the right to credit certain milestone payments against royalties on sales of products directed to such target.

Research and Development Arrangements

In the course of normal business operations, the Company enters into agreements with contract research organizations, or CROs, to assist in the performance of research and development and preclinical activities. Expenditures to CROs may represent a significant cost in preclinical and clinical development for the Company in future periods. The Company can elect to discontinue the work under these agreements at any time. The Company has also entered into an agreement with Roche, to develop and commercialize a companion diagnostic.  The Company could also enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and long-term commitments of cash.

Legal Proceedings

The Company is not involved in any legal proceeding that it expects to have a material effect on its business, financial condition, results of operations and cash flows.

8.                                     Related Party Transactions

Dr. Lori Kunkel, a board member, had a consulting agreement with the Company to assist in the Company’s drug development process which was modified effective as of October 31, 2015, to provide that she receives only the standard director compensation for her services. Dr. Kunkel also received stock option grants in 2013 and 2014 as compensation for her consulting services which continue to vest. During the three and six months ended June 30, 2017, the Company recognized stock-based compensation expense of $0.7 million and $1.5 million, respectively, in accordance with the terms of the consulting agreement, which are included as a component of research and development expenses. No stock-based compensation expense was recognized during the three or six months ended June 30, 2016.

Dr. Keith Flaherty, a board member, has an agreement with the Company to serve as Scientific Advisor Board (“SAB”) Chair for which he receives cash compensation. Dr. Flaherty also received stock option grants in 2013 and 2014 as compensation for his SAB services which continue to vest. Both cash compensation that was expensed as incurred and stock-based compensation are recorded as a component of research and development expenses. During the three months ended June 30, 2017 and 2016, the Company recognized cash compensation expense of $15,000 and $18,000, respectively, and stock-based compensation expense of $1.2 million and less than $0.1 million, respectively, in accordance with the terms of the SAB agreement. During the six months ended June 30, 2017 and 2016, the Company recognized cash compensation expense of $30,000 and $36,000 and stock-based compensation expense of $1.9 million and $0.1 million in accordance with the terms of the SAB agreement, respectively.

9.                                     Subsequent Event

On July 28, 2017, the Company entered into and closed on an Agreement for the Assignment of Patents and other Rights and for the Novation of Certain Agreements, including for Product Manufacturing, with Redx Pharma Plc and Redx Oncology Limited (collectively, “Redx”), pursuant to which the Company paid $40 million to acquire patents and other rights related to the Redx Bruton’s tyrosine kinase (“BTK”) inhibitor discovery program, including lead candidate LOXO-305. The Company is not subject to any milestone or royalty payments related to this transaction.

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

With our scientific knowledge, collaborative partnerships and targeted approach, we are developing multiple small molecule therapeutics utilizing focused clinical development strategies in well-defined patient populations. Larotrectinib, formerly referred to as LOXO-101, the only selective TRK inhibitor currently in clinical development, is being evaluated in three ongoing multi-center studies that include patients with solid tumors that harbor TRK gene fusions. We are also in clinical development for LOXO-292, a highly selective RET inhibitor, and LOXO-195, a highly selective TRK inhibitor designed to address anticipated mechanisms of acquired resistance in cancers exposed to a prior TRK inhibitor. We have preclinical programs in development for BTK (“LOXO-305”), FGFR and other targets.

On July 28, 2017, we entered into a definitive agreement to purchase the BTK inhibitor program from Redx. Under the terms of the agreement, we made a $40 million payment to Redx for the full acquisition of the BTK discovery program, including lead candidate LOXO-305 (formerly RXC005). The lead candidate from this program is expected to enter clinical development in 2018. We are not subject to any milestone or royalty payments in connection with the acquisition.

Since inception, we have incurred significant operating losses. Our net loss for the three and six months ended June 30, 2017 was $30.4 million and $54.9 million, respectively, including approximately $24.4 million and $44.6 million, respectively, of total research and development expenses, and approximately $6.5 million and $11.3 million, respectively, of total general and administrative expenses. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the discovery, development and clinical trials of, and seek regulatory approval for and pursue potential commercialization of, our product candidates. In addition, we will also incur additional expenses if and as we enter into additional collaboration agreements, acquire or in-license products and technologies, expand our collaboration with Array, enter into companion diagnostics collaborations, establish sales, marketing and distribution infrastructure and/or expand and protect our intellectual property portfolio.

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

Liquidity

Our financial statements and related disclosures have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should we be unable to continue in existence. We have not generated any revenues and have not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of our products will require significant additional financing. Our accumulated deficit at June 30, 2017 was approximately $194.2 million, and management expects to incur substantial and increasing losses in future periods. Our ability to successfully pursue our business is subject to certain risks and uncertainties, including among others, uncertainty of product development, competition from third parties, uncertainty of capital availability, uncertainty in our ability to enter into agreements with collaborative partners, dependence on third parties, and dependence on key personnel. We plan to finance future operations with a combination of proceeds from the issuance of equity, debt, licensing fees, and revenues from future product sales, if any. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our planned products. We believe that our existing cash, cash equivalents and investments as of June 30, 2017 will be sufficient to enable us to continue as a going concern through at least August 8, 2018.

Components of Operating Results

Revenue

To date, we have not generated any revenues. Our ability to generate product revenues will depend heavily on the successful development and eventual commercialization of our product candidates.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016 (in thousands)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Change
	(unaudited)	(unaudited)
Operating expenses:
Research and development	$24,398	$12,331	$12,067
General and administrative	6,515	3,786	2,729
Total operating expenses and loss from operations	$(30,913)	$(16,117)	$(14,796)

Research and development expenses

Research and development expenses were $24.4 million for the three months ended June 30, 2017, compared to $12.3 million for the three months ended June 30, 2016. The increase was primarily due to expanded larotrectinib development activities including clinical costs and costs related to the companion diagnostics agreement with Roche that commenced in the first quarter of 2017, as well as additional expenses related to LOXO-292. We also had higher headcount and employment-related costs, as well as higher stock-based compensation costs. As a result, we had increases in larotrectinib development expenses of $7.2 million, LOXO-292 development expenses of $1.0 million, stock-based compensation of $3.3 million and employment costs of $0.8 million.

General and administrative expenses

General and administrative expenses were $6.5 million for the three months ended June 30, 2017, compared to $3.8 million for the three months ended June 30, 2016. The increase was primarily due to increases in preparation activities for the potential commercialization of larotrectinib of $0.5 million, general and administrative professional fees of $0.6 million, stock-based compensation expense of $0.9 million and employment costs of $0.4 million.

Comparison of the Six Months Ended June 30, 2017 and 2016 (in thousands)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	Change
	(unaudited)	(unaudited)
Operating expenses:
Research and development	$44,567	$20,687	$23,880
General and administrative	11,288	7,180	4,108
Total operating expenses and loss from operations	$(55,855)	$(27,867)	$(27,988)

Research and development expense

Research and development expenses were $44.6 million for the six months ended June 30, 2017, compared to $20.7 million for the six months ended June 30, 2016. The increase was primarily due to expanded larotrectinib development activities including clinical costs and costs related to the companion diagnostics agreement with Roche that commenced in the first quarter of 2017, as well as additional expenses related to LOXO-292 and LOXO-195. We also had higher headcount and employment-related costs, as well as higher stock-based compensation costs. As a result, we had increases in larotrectinib development expenses of $15.4 million, LOXO-

292 development expenses of $2.1 million, LOXO-195 development expenses of $0.7 million, stock-based compensation of $5.4 million and employment costs of $1.6 million.  This was offset by a net decrease in Array full-time equivalents and milestones of $1.5 million.

General and administrative expense

General and administrative expenses were $11.3 million for the six months ended June 30, 2017, compared to $7.2 million for the six months ended June 30, 2016. The increase was primarily due to increases in preparation activities for the potential commercialization of larotrectinib of $0.7 million, general and administrative professional fees of $1.1 million, stock-based compensation expense of $1.4 million and employment costs of $0.5 million.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. We incurred a net loss of $54.9 million for the six months ended June 30, 2017. Net cash used in operating activities was $50.5 million during the six months ended June 30, 2017. At June 30, 2017, we had an accumulated deficit of $194.2 million, and working capital of $460.2 million. We had cash, cash equivalents and investments of $467.6 million at June 30, 2017. Historically, we have financed our operations principally through private placements of preferred stock, our initial public offering of common stock and follow-on offerings of common stock.

Cash Flows

The following table summarizes our cash flows for the three months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2017	2016
	(unaudited)	(unaudited)
Net cash (used in) provided by:
Operating activities	$(50,544)	$(21,382)
Investing activities	(96,314)	(33,483)
Financing activities	376,749	39,594
Net increase (decrease) in cash and cash equivalents	$229,891	$(15,271)

Net cash used in operating activities

Net cash used in operating activities was $50.5 million for the six months ended June 30, 2017 and consisted primarily of a net loss of $54.9 million, a decrease in accrued expenses and other current liabilities of $5.1 million, an increase in accounts payable of $1.1 million, and a decrease in prepaid expenses and other current assets of $1.2 million. This was offset by noncash expenses of $9.6 million, primarily attributable to stock-based compensation expense.

Net cash used in operating activities was $21.4 million for the six months ended June 30, 2016 and consisted primarily of a net loss of $27.5 million and a decrease in accrued expenses and other current liabilities of $2.5 million. This was offset by noncash expenses of $2.9 million, primarily attributable to stock-based-compensation expense.

Net cash used in investing activities

Net cash used in investing activities for the six months ended June 30, 2017 totaled $96.3 million and consisted primarily of $168.7 million of available for sale security purchases offset by $72.6 million of proceeds from maturing available-for-sale securities.

Net cash used in investing activities for the six months ended June 30, 2016 totaled $33.5 million and consisted primarily of $102.7 million of available for sale security purchases offset by $69.4 million of proceeds from maturing available-for-sale securities.

Net cash provided by financing activities

Net cash provided by financing activities was $376.7 million for the six months ended June 30, 2017, which was primarily due to $375.3 million in net proceeds from the sale and issuance of our common stock in January 2017 and June 2017. We also received $1.5 million in proceeds from the exercise of employee stock options.

Net cash provided by financing activities was $39.6 million for the six months ended June 30, 2016, which was primarily due to $38.7 million in net proceeds from the issuance of our common stock in May 2016. We also received $0.9 million in proceeds from the exercise of employee stock options.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund the larotrectinib, LOXO-292 and LOXO-195 clinical trials, prepare for potential larotrectinib commercialization, establish companion diagnostics collaborations, fund clinical trials of our other preclinical product candidates and continue other preclinical activities.

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

We anticipate that we will need to raise substantial additional capital in the future to fund our operations. In order to meet these additional cash requirements, we may incur debt, license certain intellectual property and seek to sell additional equity or convertible securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of equity or convertible securities, these securities could have rights or preferences senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our future capital requirements will depend on many factors, including:

·                  the progress and results of the clinical programs for larotrectinib, LOXO-292 and LOXO-195;

·                  the number and development requirements of any other product candidates that we pursue;

·                  our ability to enter into collaborative agreements for the development and commercialization of our product candidates;

·                  the scope, progress, results and costs of researching and developing our product candidates or any future product candidates, both in the U.S. and outside the U.S.;

·                  the costs, timing and outcome of regulatory review of our product candidates or any future product candidates, both in the U.S. and outside the U.S.;

·                  the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

·                  the costs, timing and outcome of our companion diagnostics collaborations;

·                  any product liability or other lawsuits related to our products;

·                  the expenses needed to attract and retain skilled personnel;

·                  the general and administrative expenses related to being a public company, including developing an internal accounting function;

·                  the revenue, if any, received from the commercialization of our product candidates for which we receive marketing approval; and

·                  the costs involved in preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending our intellectual property-related claims, both in the U.S. and outside the U.S.

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

Array Collaboration Agreement

On July 3, 2013, we signed the Array Agreement, which was subsequently amended on November 26, 2013, April 10, 2014, October 13, 2014, March 31, 2015 and February 18, 2016. Under the terms of the Array Agreement, we obtained certain rights to Array’s TRK inhibitor program, as well as the right to develop product candidates against additional novel oncology targets, including but not limited to RET and FGFR. We have worldwide commercial rights to each product candidate from the collaboration and Array participates in any potential successes through milestones and royalties.

With respect to the discovery and preclinical program, the collaboration agreement, as amended, runs through September 30, 2017, and we have the option to extend the term for up to one additional one-year renewal period by providing written notice to Array at least three months before the end of the discovery and preclinical development program’s term.  This option was exercised during the three-month period ended June 30, 2017.

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

As part of the Array Agreement, as amended, we agreed to pay Array a fixed amount per month, based on Array’s commitment to provide full-time equivalents and other support relating to the conduct of the discovery and preclinical development programs. For the three months ended June 30, 2017 and 2016, we recorded $2.0 million and $3.1 million of research and development expenses related to the collaboration agreement, respectively. For the six months ended June 30, 2017 and 2016, we recorded $3.9 million and $6.4 million of research and development expenses related to the collaboration agreement, respectively.

Milestones

With respect to product candidates directed to TRK, including larotrectinib and its back-up compounds, we could be required to pay Array up to $223 million in milestone payments for each compound, the substantial majority of which are due upon the achievement of commercial milestones. We have made or accrued $7.0 million and $0.3 million in larotrectinib and LOXO-195 milestone payments, respectively, from inception through June 30, 2017.

With respect to product candidates directed to targets other than TRK, we could be required to pay Array up to $213 million in milestone payments, the substantial majority of which are due upon the achievement of commercial milestones.  The February 2016 amendment allowed Array to be eligible for similar milestones on any back-up compounds developed through the collaboration. We have made or accrued $1.3 million in LOXO-292 milestone payments from inception through June 30, 2017.

Royalties

We are required to pay Array mid-single digit royalties on worldwide net sales of products developed through the collaboration. With respect to the royalty on products directed to targets other than TRK, we have the right to credit certain milestone payments against royalties on sales of products directed to such target.

Off-Balance Sheet Arrangements

Through June 30, 2017, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of June 30, 2017 and December 31, 2016, we had cash and cash equivalents and investments of $467.6 million and $141.8 million, respectively, consisting of money market funds, certificates of deposit, overnight repurchase agreements, government enterprise debt securities and U.S. government debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable debt securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our available-sale-securities until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on our evaluation, we believe that our disclosure controls and procedures as of June 30, 2017 are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $30.4 and $54.9 million, respectively, for the three and six months ended June 30, 2017. As of June 30, 2017, we had an accumulated deficit of $194.2 million. We have focused primarily on our drug discovery efforts and developing our product candidates. We have initiated clinical development of larotrectinib, LOXO-292 and LOXO-195, and it could be many years, if ever, before we have a product candidate ready for commercialization. To date, we have financed our operations primarily through private placements of our convertible preferred stock, our initial public offering and our follow-on public offerings in November 2015, May 2016, January 2017 and June 2017. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

·              continue development of our product candidates;

·              seek to identify additional product candidates;

·              enter into additional collaboration arrangements with regards to product discovery, acquire or in-license other products and technologies, or develop internal drug discovery capabilities;

·              enter into collaboration arrangements for companion diagnostics for our cancer therapies;

·              maintain and leverage our collaboration with Array;

·              continue and initiate clinical trials for our product candidates;

·              seek marketing approvals for our product candidates that successfully complete clinical trials;

·              establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

·              maintain, expand and protect our intellectual property portfolio;

·              hire additional personnel;

·              add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and

·              incur increased costs as a result of operating as a public company.

To become and remain profitable, we must develop and eventually commercialize a product or products with significant market potential. This will require us to be successful in a range of challenging activities, including completing clinical trials of our product candidates, successfully developing companion diagnostics, obtaining marketing approval for these product candidates and manufacturing, marketing and selling those products for which we may obtain marketing approval. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could impair our ability to raise capital, maintain our discovery and preclinical development efforts, expand our business or continue our operations and may require us to raise additional capital that may dilute your ownership interest. A decline in the value of Loxo Oncology could also cause you to lose all or part of your investment.

Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.

We are a clinical development company. We were incorporated in May 2013 and commenced operations in the third quarter of 2013. We rely on our collaboration with Array and other third parties to provide discovery and preclinical development capability. Our operations to date have been limited to organizing and staffing our Company, business planning, raising capital, acquiring and developing our technology, identifying and acquiring potential product candidates and conducting product development activities for larotrectinib, LOXO-292 and LOXO-195, which we have advanced into clinical trials, and other product candidates. We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, develop companion diagnostics, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Medicines, on average, take ten to fifteen years to be developed from the time they are discovered to the time they are available for treating patients. Consequently, any predictions about our future success or viability based on our short operating history to date may not be as accurate as if we had a longer operating history.

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

Our future capital requirements will depend on many factors, including:

·              the scope, progress, results and costs of compound discovery, preclinical development, laboratory testing and clinical trials for our product candidates;

·              the extent to which we enter into additional collaboration arrangements with regard to product discovery or acquire or in-license products or technologies;

·              the extent to which we enter into collaboration arrangements for companion diagnostics for our cancer therapies;

·              our ability to establish additional discovery collaborations on favorable terms, if at all;

·              the extent to which we develop or expand internal drug discovery and development capabilities;

·              the costs, timing and outcome of regulatory review of our product candidates;

·              the costs of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

·              revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval; and

·              the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

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

We are early in our development efforts and are substantially dependent on the development of our product candidates. If we or our collaborators are unable to successfully develop and commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We currently do not have any products that have gained regulatory approval. We have invested significant financial resources in identifying potential product candidates, funding our collaboration agreement with Array to conduct preclinical studies, and acquiring the Redx Pharma Plc BTK program.

Our ability to generate product revenues will depend heavily on the successful development and eventual commercialization of our product candidates. As a result, our business is substantially dependent on our ability to complete the development of, and obtain regulatory approval for, larotrectinib.

We have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. For example, to execute our business plan, we will need to successfully:

·              execute development activities;

·              obtain required regulatory approvals for the development and commercialization of our product candidates;

·              maintain, leverage and expand our intellectual property portfolio;

·              build and maintain robust sales, distribution and marketing capabilities, either on our own or in collaboration with strategic partners;

·              establish successful companion diagnostics collaborations;

·              gain market acceptance;

·              develop and maintain any strategic relationships we elect to enter into, including our collaboration with Array; and

·              manage our spending as costs and expenses increase due to drug discovery, preclinical development, clinical trials, regulatory approvals and commercialization.

If we are unsuccessful in accomplishing these objectives, we may not be able to successfully develop and commercialize larotrectinib or our other product candidates, and our business will suffer.

Difficulty in enrolling patients could delay or prevent clinical trials of our product candidates. We may find it difficult to enroll patients in our clinical trials for larotrectinib or our other product candidates given that we do not know how many patients harbor the relevant alteration each product candidate is designed to inhibit.

Identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success. The timing of our clinical studies depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. The patient populations for our product candidates are not completely defined, but are substantially smaller than other cancer indications, because we are often looking for the same type of genetic alterations across different tumor types and the number of patients with these alterations may be small. For example, with respect to larotrectinib, we do not know exactly how many patients will have the target larotrectinib is designed to inhibit. In addition, the adoption of genetic testing across large populations of patients with cancer will be required for us to identify patients appropriate for our trials that are restricted to genetically defined populations.

The number of patients suitable for trial enrollment and potential commercialization depends on a series of risks that are difficult to quantify based on available information. For example, in the case of TRK, there is significant uncertainty around the true number of patients with advanced cancer and a TRK fusion, the number of these patients who are referred for comprehensive genomic profiling, the sensitivity of the chosen comprehensive genomic assay for detecting TRK fusions, the ability of healthcare providers to recognize the importance of the presence of a TRK fusion, patient interest in seeking out a TRK inhibitor, and patient interest in larotrectinib instead of a competing program. Nevertheless, in the case of TRK fusion cancers, incidence appears to be low in the more common tumor types. Our proprietary work suggests that there are approximately 1,500-5,000 eligible advanced cancer patients addressable each year in the United States. However, the work that informed this estimate is not definitive and future analyses may lead to estimates that are higher or lower than this estimate. In addition, the broad utilization of sensitive diagnostic tests in routine clinical practice capable of identifying TRK fusion patients is as important to successful commercialization as the actual number of addressable patients.

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

If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenue from any of these product candidates could be delayed or prevented. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition, and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates, including:

·              unforeseen safety issues or adverse side effects;

·              failure of our companion diagnostics in identifying patients;

·              modifications to protocols of our clinical trials resulting from FDA or institutional review board (“IRB”) decisions; and

·              ambiguous or negative interim results of our clinical trials, or results that are inconsistent with earlier results.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

We have commenced the clinical development of larotrectinib, LOXO-292, and LOXO-195, and there is significant risk that one or more of our product candidates will fail to reach commercialization. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Further, the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. It is difficult to accurately predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval.

We may experience delays in our clinical trials and we do not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned or be completed on schedule, if at all. There can be no assurance that the FDA will not put any of our product candidates on clinical hold in the future. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Clinical trials may be delayed, suspended or prematurely terminated because costs are greater than we anticipate or for a variety of reasons, such as:

·              delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a trial design that we are able to execute;

·              delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;

·              delays in reaching, or failure to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

·              inability, delay, or failure in identifying and maintaining a sufficient number of trial sites, many of which may already be engaged in other clinical programs;

·              delay or failure in recruiting and enrolling suitable subjects to participate in a trial;

·              delay or failure in having subjects complete a trial or return for post-treatment follow-up;

·              clinical sites and investigators deviating from trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;

·              lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional clinical studies and increased expenses associated with the services of our clinical research organizations (“CROs”) and other third parties;

·              clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

·              the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

·              we may experience delays or difficulties in the enrollment of patients whose tumors harbor the specific genetic alterations that our product candidates are designed to target;

·              our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

·              we may have difficulty partnering with experienced CROs that can screen for patients whose tumors harbor the applicable genetic alterations and run our clinical trials effectively;

·              regulators or IRBs may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

·              the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; or

·              there may be changes in governmental regulations or administrative actions.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

·              be delayed in obtaining marketing approval for our product candidates;

·              not obtain marketing approval at all;

·              obtain approval for indications or patient populations that are not as broad as intended or desired;

·              obtain approval with labeling that includes significant use or distribution restrictions or safety warnings that would reduce the potential market for our products or inhibit our ability to successfully commercialize our products;

·              be subject to additional post-marketing restrictions and/or testing requirements; or

·              have the product removed from the market after obtaining marketing approval.

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

We may not be successful in advancing the clinical development of our product candidates, including larotrectinib, LOXO-292 and LOXO-195.

In order to execute on our strategy of advancing the clinical development of our product candidates, we have designed clinical trials for larotrectinib, LOXO-292, and LOXO-195, and expect to design future trials, to include patients whose tumors harbor the applicable genetic alterations that we believe contribute to cancer. Our goal is to enroll patients who have the highest probability of responding to the drug, in order to show early evidence of clinical efficacy. If we are unable to include patients whose tumors harbor the applicable genetic alterations, or if our product fails to work as we expect, our ability to assess the therapeutic effect, seek participation in FDA expedited review and approval programs, including Breakthrough Therapy, Fast Track Designation, Priority Review and Accelerated Approval, or otherwise to seek to accelerate clinical development and regulatory timelines, could be compromised, resulting in longer development times, larger trials and a greater likelihood of not obtaining regulatory approval.

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

Larotrectinib toxicology studies in rats and monkeys demonstrated reversible increases in liver enzymes, and this may occur in humans. Testing in animals may not uncover all expected side effects or side effects in humans may be more severe. The TRK receptor family targeted by larotrectinib plays an important role in the nervous system in general and the central nervous system (“CNS”) in particular. In animal models no adverse CNS effects were observed. However, no assurance can be given that larotrectinib will not cause unwanted, and potentially unacceptable, nervous system or CNS side effects in humans. Toxicology studies for LOXO-292 and LOXO-195 have also demonstrated potential side effects that could affect humans, but also may have failed to uncover additional side effects that could affect humans.

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

Investors should not place undue reliance on the results of preclinical experiments or our ongoing clinical trials since they are not necessarily predictive of the results that will form the basis of our global regulatory approval packages, and larotrectinib and our other product candidates may not receive regulatory approval.

Investors should not place undue reliance on the results from completed preclinical studies or data from our ongoing clinical trials since they do not ensure that other clinical trial data will be comparable, in terms of safety, overall response rate (“ORR”), durability of response (“DOR”), or other factors the FDA and other regulators will consider in determining whether to approve an NDA for larotrectinib or our other product candidates.

Final datasets, upon which global regulatory decisions will be based, will differ from interim datasets previously disclosed. Potential reasons for these differences include, but are not limited to:

·              not all patients will demonstrate tumor regression, experience tumor regression that meets the measurement thresholds required under RECIST v1.1 for a partial response, or remain on study long enough for an initial or confirmatory response assessment;

·              patients will discontinue our product candidates for a number of reasons, including an adverse event, tumor progression following a response, or a lack of tumor regression or clinical benefit and discontinuations will impact our product candidates’ reported duration of therapy and DOR;

·              additional time and patient accrual provide new opportunities to capture new adverse events and further characterize the ORR and DOR;

·              for a final calculation of ORR and DOR, patients in the larotrectinib clinical trials or trials for our other product candidates will require independent radiology reviews, pursuant to which a new set of radiologists, not affiliated with the trial investigators, apply RECIST v1.1 measurements and readings to the study patients’ primary radiology images—we expect, as is generally the case, that the ORR and DOR calculated based on the readings of the trial sites will differ from the ORR and DOR calculated during the independent radiology review process;

·              patient accrual beyond interim disclosed data will likely include study subjects with new tumor types, demographics (e.g. pediatric patients), and exposures to varying prior therapies. Thus, the inclusion of these subpopulations in the final dataset may alter the characterization of our product candidates’ overall safety, ORR and DOR; and

·              the precise composition of the final dataset is subject to additional regulatory feedback, which is expected closer to the time of an NDA, or equivalent, and the advice may vary by regulatory authority.

As a result, the final efficacy and safety datasets for our product candidates have not been fully populated or established, and are expected to differ from any interim dataset publicly disclosed. Moreover, regulatory approvals will be based on the final efficacy and safety databases, and as such, we can give no assurance that our product candidates will receive regulatory approval.

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

We may expand our business through the acquisition of companies or businesses or by entering into collaborations or in-licensing product candidates that could disrupt our business and harm our financial condition.

We have in the past and may in the future seek to expand our pipeline and capabilities by acquiring one or more companies, businesses or assets, entering into collaborations or in-licensing one or more product candidates. For example, in July 2017, we acquired a patent portfolio from Redx Pharma Plc and Redx Oncology Limited in connection with our acquisition of the Redx BTK discovery program. Any difficulties we experience in transitioning and integrating such product candidate into our operations may result in delays in clinical trials as well as problems in our development efforts and regulatory filings, particularly if we do not receive all of the necessary drug product, information, reports and data from third parties in a timely manner. More particularly, we have had no involvement with or control over the preclinical development of LOXO-305 prior to acquiring the rights to it. Furthermore, we did not get any representations or warranties with regards to the patents or associated rights.

Acquisitions, collaborations and in-licenses involve numerous risks, including:

·      substantial cash expenditures;

·      potentially dilutive issuance of equity securities;

·      incurrence of debt and contingent liabilities, some of which may be difficult or impossible to identify at the time of acquisition;

·      potential adverse consequences if the acquired assets are worth less than we anticipated or we are unable to successfully develop and commercialize the acquired assets for any reason;

·      difficulties in assimilating the operations and technology of the acquired companies;

·      potential disputes, including litigation, regarding contingent consideration for the acquired assets;

·      the assumption of unknown liabilities of the acquired businesses;

·      diverting our management’s attention away from other business concerns;

·      entering markets in which we have limited or no direct experience; and

·      potential loss of our key employees or key employees of the acquired companies or businesses.

Our experience in making acquisitions, entering collaborations and in-licensing product candidates is limited. We cannot assure you that any acquisition, collaboration or in-license will result in short-term or long-term benefits to us. We may incorrectly judge the value or worth of an acquired company or business or in-licensed product candidate. In addition, our future success may depend in part on our ability to manage the growth and technology integration associated with any of these acquisitions, collaborations and in-licenses. We cannot assure you that we will be able to successfully combine our business with that of acquired businesses, manage collaborations or integrate in-licensed product candidates or that such efforts would be successful. Furthermore, the development or expansion of our business or any acquired business or company or any collaboration or in-licensed product candidate may require a substantial capital investment by us. We may also seek to raise funds by selling shares of our capital stock, which could dilute our current stockholders’ ownership interest, or securities convertible into our capital stock, which could dilute current stockholders’ ownership interest upon conversion. We may also incur debt obligations, which could require us to comply with covenants which could restrict our ability to operate our business and negatively impact the value of our common stock.

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

Even if we or our companion diagnostic collaborators successfully obtain regulatory approval for the companion diagnostics for our product candidates, our collaborators:

·              may not perform their obligations as expected;

·              may not pursue commercialization of companion diagnostics for our therapeutic product candidates that achieve regulatory approval;

·              may elect not to continue or renew commercialization programs based on changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

·              may not commit sufficient resources to the marketing and distribution of such product or products; and

·              may terminate their relationship with us.

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

·                                          infantile fibrosarcoma no longer meets the definition of rare pediatric disease;

·                                          the NDA contains an active ingredient (including any ester or salt of the active ingredient) that has been previously approved in an NDA;

·                                          the NDA is not deemed eligible for priority review;

·                                          the NDA does not rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population (i.e., if the NDA does not contain sufficient clinical data to allow for adequate labeling for use by the full range of affected pediatric patients); or

·                                          the NDA seeks approval for a different adult indication than the rare pediatric disease (for example, if the FDA were to determine that the current larotrectinib breakthrough therapy designation indication that includes adult and pediatric patients is a different indication than the infantile fibrosarcoma indication).

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a disease with a patient population of fewer than 200,000 individuals in the United States. In September 2015, we announced that the United States Food and Drug Administration, or the FDA, granted larotrectinib orphan drug designation for the treatment of soft tissue sarcoma. In January 2016, we announced that the European Commission designated larotrectinib as an orphan medicinal product for treatment of patients with soft tissue sarcoma. In May 2017, we announced that the FDA granted orphan drug designation to larotrectinib for the “treatment of solid tumors with NTRK-fusion proteins.”  There can be no assurance that any of our other product candidates will be designated as an orphan drug.

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

Orphan Drug Exclusivity of larotrectinib or other product candidates, may not effectively protect the product candidate from competition because different drugs can be approved for the same orphan condition. In addition, after an orphan drug is approved and granted exclusivity, the FDA can subsequently approve a different drug containing the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. The FDA can also approve drugs containing the same active moiety for different indications.

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

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

·                                          restrictions on such products, manufacturers or manufacturing processes;

·                                          restrictions on the labeling or marketing of a product;

·                                          restrictions on product distribution or use;

·                                          requirements to conduct post-approval studies or clinical trials;

·                                          warning or untitled letters;

·                                          withdrawal of the products from the market;

·                                          refusal to approve pending applications or supplements to approved applications that we submit;

·                                          recall of products;

·                                          fines, restitution or disgorgement of profits or revenues;

·                                          suspension or withdrawal of marketing approvals;

·                                          refusal to permit the import or export of our products;

·                                          product seizure; or

·                                          injunctions or the imposition of civil or criminal penalties.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

·                                          the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

·                                          the federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

·                                          the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

·                                          HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

·                                          federal law requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians and teaching hospitals, which includes data collection and reporting obligations. The information was to be made publicly available on a searchable website in September 2014; and

·                                          analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

Among the provisions of the PPACA of importance to our potential product candidates are the following:

·                                          an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;

·                                          an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

·                                          expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

·                                          a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices;

·                                          extension of manufacturers’ Medicaid rebate liability;

·                                          expansion of eligibility criteria for Medicaid programs;

·                                          expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

·                                          new requirements to report financial arrangements with physicians and teaching hospitals;

·                                          a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

·                                          a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

On July 3, 2013, we entered into a Drug Discovery Collaboration Agreement with Array (“the Array Agreement”) which was subsequently amended on November 26, 2013, April 10, 2014, October 13, 2014, March 31, 2015 and February 18, 2016. The statutory end of the Array Agreement is scheduled for September 30, 2017, with a one-year extension at our option. This option was exercised during the three-month period ended June 30, 2017. Pursuant to the Array Agreement, Array agreed to design, conduct and perform research and preclinical testing for certain compounds that we select, including larotrectinib, targeted at TRKA, TRKB and TRKC, and identify Investigational New Drug candidates for TRK and other targets, while undertaking manufacturing activities sufficient to conduct Phase 1 clinical trials for a subset of these programs. Array granted us exclusive licenses worldwide, for clinical and commercial development of these compounds. See “Business—Array Collaboration.”

Array has an obligation to test targets during our discovery phase, but we cannot be certain that our collaboration will lead to the discovery of any additional product candidates beyond larotrectinib, LOXO-292, and LOXO-195, or that any of these product candidates will be successfully commercialized and developed. We and Array jointly own the intellectual property developed by the combined efforts of both our employees, and we each retain ownership of intellectual property that we develop independently pursuant to the collaboration. Array has granted us an exclusive license under all intellectual property for our product candidates.

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

Future collaborations we may enter into may involve the following risks:

·                                          collaborators may have significant discretion in determining the efforts and resources that they will apply to these collaborations;

·                                          collaborators may not perform their obligations as expected;

·                                          changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, may divert resources or create competing priorities;

·                                          collaborators may delay discovery and preclinical development, provide insufficient funding for product development of targets selected by us, stop or abandon discovery and preclinical development for a product candidate, repeat or conduct new discovery and preclinical development for a product candidate;

·                                          collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed than ours;

·                                          product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the development of our product candidates;

·                                          disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the discovery, preclinical development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

·                                          collaborators may not properly maintain or defend our intellectual property rights or intellectual property rights licensed to us or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

·                                          collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and

·                                          collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

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

We will rely on third-party clinical research contractors and organizations to conduct our ongoing clinical trials of larotrectinib, LOXO-292, and LOXO-195, and we will rely on third-party contractors, clinical data management organizations, independent contractors, medical institutions and clinical investigators to conduct our clinical trials beyond our current trials, and for clinical trials for programs other than larotrectinib, LOXO-292, and LOXO-195. These agreements may terminate for a variety of reasons, including a failure to perform by the third parties. If we needed to enter into alternative arrangements, our product development activities could be delayed.

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

We do not own or operate facilities for the manufacture of our product candidates, and we rely on outside manufacturing personnel to operate these third party facilities. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing. We will rely on third parties as well for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. Arrangements for redundant supply or a source for bulk drug product may be infeasible, too costly, unavailable or inadequate to prevent a delay in clinical development or marketing approval should our existing or future manufacturers experience performance failure. The formulation used in early studies is not necessarily a final formulation for commercialization. Additional, changes may be required by the FDA or other regulatory authorities on specifications and storage conditions. These may require additional studies, and may delay our clinical trials.

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

We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

·                                          reliance on the third party for regulatory compliance and quality assurance;

·                                          the possible breach of the manufacturing agreement by the third party;

·                                          the possible misappropriation of our proprietary information, including our trade secrets and know-how; and

·                                          the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

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

If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments to the exclusion of our product candidates. In addition, physicians, patients and third-party payors may prefer other novel products to ours. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

·                                          the efficacy and safety and potential advantages and disadvantages compared to alternative treatments;

·                                          our ability to offer our products for sale at competitive prices;

·                                          the convenience and ease of administration compared to alternative treatments;

·                                          the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

·                                          the strength of our marketing and distribution support;

·                                          the availability of third-party coverage and adequate reimbursement, including patient cost-sharing programs such as copays and deductibles;

·                                          our ability to develop or partner with third-party collaborators to develop companion diagnostics;

·                                          the prevalence and severity of any side effects; and

·                                          any restrictions on the use of our products together with other medications.

We currently have no marketing and sales force. If we are unable to establish effective sales or marketing capabilities or enter into agreements with third parties to sell or market our product candidates, we may not be able to effectively sell or market our product candidates, if approved, or generate product revenues.

We currently do not have a marketing or sales team for the marketing, sales and distribution of any of our product candidates that are able to obtain regulatory approval. Patient identification is likely to be important in the commercial setting, much as it has been important in the clinical trial setting. For example, our proprietary work suggests that there are approximately 1,500-5,000 eligible advanced cancer patients addressable each year in the United States for larotrectinib.  Estimates for addressable patient populations relevant to our other product candidates are also uncertain. The work that informs these estimates is not definitive and future analyses may lead to estimates that are higher or lower than these estimates, making difficult the tasks of sizing of a marketing and sales force or evaluating the attractiveness of a commercial partnership. The utilization of sensitive diagnostic testing in routine clinical practice is likely an important variable in identifying all of the eligible patients that may truly exist.  In order to commercialize any product candidates, we must build on a territory-by-territory basis marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If our product candidates receive regulatory approval, we intend to establish an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time consuming and will require significant attention of our executive officers to manage. Capable managers with commercial experience will need to be identified and successfully recruited to the company.  Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of any of our products that we obtain approval to market. With respect to the commercialization of all or certain of our product candidates, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements when needed on acceptable terms or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval or any such commercialization may experience delays or limitations. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. In addition, many companies are developing cancer therapeutics that work by inhibiting multiple kinases that may directly compete with larotrectinib and our other product candidates.

For larotrectinib and LOXO-195, examples of such potential competitors include Daiichi Sankyo and its subsidiary Plexxikon (PLX-7486), Tesaro (TSR-011), Ignyta (entrectinib), Novartis AG (dovitinib), Mirati (MGDC516), Ono Pharmaceutical

(ONO-4474 and ONO-5390556), Chugai Pharmaceutical, a member of the Roche Group (CH7057288), Blueprint Medicines, TP Therapeutics (TPX-0005) and Deciphera.

For LOXO-292, examples of such potential competitors include Eisai (lenvatinib), Exelixis (cabozantinib), AstraZeneca (vandetanib), Ariad (ponatinib), Novartis (dovitinib), Roche (alectinib), Pfizer (sunitinib), Ignyta (RXDX-105) and Blueprint Medicines (BLU-667).

For LOXO-305, examples of such potential competitors include Abbvie/Pharmacyclics (ibrutinib), AstraZeneca/Acerta (acalabrutinib), Beigene (BGB-3111), Gilead/Ono (GS-4059), ArQule (ARQ-531), Sunesis (SNS-062), Biogen (BIIB-068), Celgene (CC-292), Principia (PRN1008, PRN2246), Bristol-Myers Squibb (BMS-986142), Genentech (GDC-0853), Roche (RN983) and Impetis (PNQ-154).

For the FGFR program, examples of such potential competitors include J&J (JNJ- 42756493), Novartis (BGJ-398, dovitinib), AstraZeneca (AZD4547), Clovis Oncology (lucitinib), Chugai (CH5183284), Bayer (BAY 1163877, BAY 1179470), Lilly (LY2874455), Eisai (E7090), Taiho (TAS-120), BI (nintedanib), Ariad (ponatinib), FivePrime (FP-1039, FPA144), Incyte (INCB54828), ArQule (ARQ087), BioClinica (MFGR1877S) and Principia (PRN1371).

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

·                                          decreased demand for any product candidates or products that we may develop;

·                                          injury to our reputation and significant negative media attention;

·                                          withdrawal of clinical trial participants;

·                                          significant costs to defend the related litigation;

·                                          substantial monetary awards to trial participants or patients;

·                                          loss of revenue;

·                                          reduced resources of our management to pursue our business strategy; and

·                                          the inability to commercialize any products that we may develop.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and products, including any companion diagnostic developed by us or a third-party collaborator. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and product candidates. Our patent portfolio includes patents and patent applications we exclusively licensed from Array, exclusive worldwide licenses for all therapeutic indications for new intellectual property developed in our Array collaboration, and patents that we purchased from Redx. This patent portfolio includes issued patents and pending patent applications covering compositions of matter and methods of use.

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

Presently we have rights to intellectual property to develop our product candidates, including patents and patent applications we exclusively licensed from Array, exclusive worldwide licenses for all therapeutic indications for new intellectual property developed in our Array collaboration, and patents that we purchased from Redx. Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights. Additionally, a companion diagnostic may require that we or a third-party collaborator developing the diagnostic acquire use or proprietary rights held by third parties. We may be unable to acquire or in-license any compositions, methods of use, or other third-party intellectual property rights from third parties that we identify. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

We are an early-stage clinical development company with a limited operating history and, as of June 30, 2017, had 30 full-time employees. We are highly dependent on the research and development, clinical and business development expertise of Joshua H. Bilenker, M.D., our President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders beneficially own a large percentage of our common stock and as a result, can exert significant influence over matters submitted to our stockholders for approval.

As of June 30, 2017, our executive officers and directors, combined with our stockholders who individually own more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 48% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

·                                          delay, defer or prevent a change in control;

·                                          entrench our management and the board of directors; or

·                                          impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

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

Provisions in our certificate of incorporation and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our Company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

·                                          establish a classified board of directors such that only one of three classes of directors is elected each year;

·                                          allow the authorized number of our directors to be changed only by resolution of our board of directors;

·                                          limit the manner in which stockholders can remove directors from our board of directors;

·                                          establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;

·                                          require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;

·                                          limit who may call stockholder meetings;

·                                          authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

·                                          require the approval of the holders of at least two-thirds of the voting power of all of the then-outstanding shares of capital stock that would be entitled to vote generally in the election of directors to amend or repeal specified provisions of our certificate of incorporation or bylaws.

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

As of June 30, 2017, there were 837,907 shares of our common stock available for future grant under our 2014 Equity Incentive Plan. Additionally, as of June 30, 2017, there were outstanding options to purchase up to 3,089,791 shares of our common stock. Any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

The price of our common stock may be volatile and fluctuate substantially.

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of the underlying companies. As a result of this volatility, the market price of our common stock may fall. The market price for our common stock may be influenced by many factors, including:

·                                          the success of competitive products or technologies;

·                                          results of clinical trials of our product candidates or those of our competitors;

·                                          events affecting our collaboration partners, including Array;

·                                          regulatory or legal developments in the United States and other countries;

·                                          developments or disputes concerning patent applications, issued patents or other proprietary rights;

·                                          the recruitment or departure of key personnel;

·                                          the level of expenses related to any of our product candidates or clinical development programs;

·                                          the results of our efforts to discover, develop, acquire or in- license additional product candidates or products;

·                                          actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

·                                          variations in our financial results or those of companies that are perceived to be similar to us;

·                                          changes in the structure of healthcare payment systems;

·                                          market conditions in the pharmaceutical and biotechnology sectors;

·                                          general economic, industry and market conditions; and

·                                          the other factors described in this “Risk Factors” section.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“the JOBS Act”) and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

·                                          being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

·                                          not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

·                                          not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

·                                          reduced disclosure obligations regarding executive compensation; and

·                                          exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) we are required to furnish a report by our management on our internal control over financial reporting at the end of each fiscal year. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. However, because we are an emerging growth company, we have not been required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We will be required to include this attestation report in our Annual Report on Form 10-K the year ended December 31, 2017.

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

Not applicable.

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

Date: August 8, 2017

LOXO ONCOLOGY, INC.

By:	/s/ Joshua H. Bilenker, M.D.
Joshua H. Bilenker, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2017

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