Form 10-Q
period 2017-09-30
Loxo Oncology, Inc.
filed 2017-11-02
CIK 1581720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Common Stock, $0.0001 par value	Shares outstanding as of October 31, 2017: 29,937,504

PART I

ITEM 1. FINANCIAL STATEMENTS

LOXO ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$80,419	$30,376
Short-term investments	291,250	108,935
Other prepaid expenses and current assets	4,942	2,483
Total current assets	376,611	141,794
Long term investments	33,606	2,499
Property and equipment, net	566	248
Other assets	723	771
Total assets	$411,506	$145,312
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,829	$1,061
Accrued expenses and other current liabilities	15,641	14,083
Total liabilities	17,470	15,144
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 125,000,000 shares authorized; 29,915,722 and 21,681,236 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	3	2
Additional paid-in capital	661,613	269,423
Accumulated deficit	(267,484)	(139,236)
Accumulated other comprehensive loss	(96)	(21)
Total stockholders’ equity	394,036	130,168
Total liabilities and stockholders’ equity	$411,506	$145,312

See accompanying notes to unaudited condensed consolidated financial statements.

LOXO ONCOLOGY, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Operating expenses:
Research and development	$64,754	$14,230	$109,321	$34,917
General and administrative	9,680	3,679	20,968	10,859
Total operating expenses and loss from operations	(74,434)	(17,909)	(130,289)	(45,776)
Interest income, net	1,115	218	2,041	572
Net loss	$(73,319)	$(17,691)	$(128,248)	$(45,204)

Per share information:
Net loss per share of common stock, basic and diluted	$(2.45)	$(0.82)	$(4.68)	$(2.19)
Weighted average shares outstanding, basic and diluted	29,872,198	21,609,424	27,391,020	20,659,829

See accompanying notes to unaudited condensed consolidated financial statements.

LOXO ONCOLOGY, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net loss	$(73,319)	$(17,691)	$(128,248)	$(45,204)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	69	(38)	(75)	72
Comprehensive loss	$(73,250)	$(17,729)	$(128,323)	$(45,132)

See accompanying notes to unaudited condensed consolidated financial statements.

LOXO ONCOLOGY, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

For the period from January 1, 2017 to September 30, 2017

(in thousands except share and per share amounts)

	Stockholders’ equity
	Common stock				Accumulated
		$0.0001	Additional		Other	Total
		Par	Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2017	21,681,236	$2	$269,423	$(139,236)	$(21)	$130,168
Stock-based compensation expense	—	—	14,677	—	—	14,677
Stock option exercises	161,486	—	2,207	—	—	2,207
Issuance of common stock, net of offering costs	8,073,000	1	375,306	—	—	375,307
Other comprehensive loss	—	—	—	—	(75)	(75)
Net loss	—	—	—	(128,248)	—	(128,248)
Balance at September 30, 2017	29,915,722	$3	$661,613	$(267,484)	$(96)	$394,036

See accompanying notes to unaudited condensed consolidated financial statements.

LOXO ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Operating activities:
Net loss	$(128,248)	$(45,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium and discounts on investments	142	408
Depreciation of property and equipment	80	44
Stock-based compensation	14,677	5,394
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,411)	(1,182)
Accounts payable	768	752
Accrued expenses and other current liabilities	1,558	3,049
Net cash used in operating activities	(113,434)	(36,739)
Investing activities:
Purchases of available-for-sale securities	(359,694)	(121,592)
Proceeds from maturing available-for-sale securities	146,055	102,361
Purchase of property and equipment	(398)	(225)
Net cash used in investing activities	(214,037)	(19,456)
Financing activities:
Proceeds from issuance of common stock, net	375,307	38,733
Proceeds from the exercise of stock options	2,207	1,214
Net cash provided by financing activities	377,514	39,947
Net increase (decrease) in cash and cash equivalents	50,043	(16,248)
Cash and cash equivalents—beginning of period	30,376	68,177
Cash and cash equivalents—end of period	$80,419	$51,929

See accompanying notes to unaudited condensed consolidated financial statements.

LOXO ONCOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

1.                                      Organization and Description of the Business

Loxo Oncology, Inc. (the “Company”) is a biopharmaceutical company innovating the development of highly selective medicines for patients with genetically defined cancers. Its pipeline focuses on cancers that are uniquely dependent on single gene abnormalities, such that a single drug has the potential to treat the cancer with dramatic effect. The Company operates in one segment and has its principal office in Stamford, Connecticut.

Liquidity

At September 30, 2017, the Company had working capital of $359.1 million, an accumulated deficit of $267.5 million and cash, cash equivalents and investments of $405.3 million. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s products will require significant additional financing.

The Company believes that its existing cash, cash equivalents and investments, will be sufficient to enable the Company to continue as a going concern through at least November 2, 2018. However, the Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of its planned research and development and commercialization activities. If the Company is unable to obtain additional financing or generate license or product revenue, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

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

The accompanying balance sheet as of September 30, 2017, the statements of operations for the three and nine months ended September 30, 2017 and 2016, the statements of comprehensive loss for the three and nine months ended September 30, 2017 and 2016, the statements of stockholders’ equity for the period from January 1, 2017 to September 30, 2017 and the statements of cash flows for the nine months ended September 30, 2017 and 2016 are unaudited.

The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2017, the results of its operations for the three and nine months ended September 30, 2017 and 2016 and its cash flows for the nine months ended September 30, 2017 and 2016.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2016 included in the Company’s Form 10-K filed with the SEC on March 7, 2017. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies, except as it relates to principles of consolidation, the impact of the adoption of ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) and ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), as described below.

Principles of Consolidation

The consolidated financial statements include the accounts of Loxo Oncology, Inc. and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, which provides additional guidance on evaluating whether transactions should be accounted for as acquisitions of assets or businesses. ASU 2017-01 requires an entity to evaluate if substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the new guidance would define this as an asset acquisition; otherwise, the entity then evaluates whether the asset meets the requirement that a business include, at a minimum, an input and substantive process that together significantly contribute to the ability to create outputs. The Company has early adopted ASU 2017-01 in the third quarter of 2017. Refer to Note 9 for discussion on the Company’s acquisition of in process research and development (“IPR&D”) from Redx Pharma Plc and Redx Oncology Limited (collectively, “Redx”), which was accounted for as an asset acquisition under this new guidance.

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

3.                                      Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Basic and diluted net loss per common share calculation:
Net loss	$(73,319)	$(17,691)	$(128,248)	$(45,204)
Weighted average common shares outstanding — basic and diluted	29,872,198	21,609,424	27,391,020	20,659,829
Net loss per share of common stock — basic and diluted	$(2.45)	$(0.82)	$(4.68)	$(2.19)

The following outstanding securities at September 30, 2017 and 2016 have been excluded from the computation of diluted weighted average shares outstanding, as they are anti-dilutive:

	September 30, 2017	September 30, 2016
Unvested restricted stock	—	55,038
Stock options	3,246,018	2,297,494
Total	3,246,018	2,352,532

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

(amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2017
Overnight repurchase agreements	$40,000	$—	$—	$40,000
Money market funds	33,079	—	—	33,079
Total included in cash and cash equivalents	73,079	—	—	73,079

U.S. Government debt securities	81,208	—	(18)	81,190
Government enterprise debt securities	210,127	11	(78)	210,060
Short-term available-for-sale securities	291,335	11	(96)	291,250

U.S. Government debt securities	33,617	4	(15)	33,606
Long-term available-for-sale securities	33,617	4	(15)	33,606

Total fair value financial instruments	$398,031	$15	$(111)	$397,935

December 31, 2016
Overnight repurchase agreements	$10,000	$—	$—	$10,000
Money market funds	12,146	—	—	12,146
Total included in cash and cash equivalents	22,146	—	—	22,146

U.S. Government debt securities	12,769	995	—	13,764
Government enterprise debt securities	96,184	—	(1,013)	95,171
Short-term available-for-sale securities	108,953	995	(1,013)	108,935

U.S. Government debt securities	2,502	—	(3)	2,499
Long-term available-for-sale securities	2,502	—	(3)	2,499

Total fair value financial instruments	$133,601	$995	$(1,016)	$133,580

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

The Company’s financial assets measured at fair value on a recurring basis at September 30, 2017 were as follows (in thousands):

	Fair Value Measurements at Measurement Date:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total as of September 30, 2017

Assets:
Cash and cash equivalents
Cash	$7,340	$—	$—	$7,340
Overnight repurchase agreements	40,000	—	—	40,000
Money market funds	33,079	—	—	33,079
Total cash and cash equivalents	80,419	—	—	80,419
Short-term investments
U.S. Government debt securities	81,190	—	—	81,190
Government enterprise debt securities	—	210,060	—	210,060
Total short-term investments	81,190	210,060	—	291,250
Long-term investments
Government enterprise debt securities		33,606	—	33,606
Total long-term investments		33,606	—	33,606
Totals	$161,609	$243,666	$—	$405,275

The Company’s financial assets measured at fair value on a recurring basis at December 31, 2016 were as follows (in thousands):

	Fair Value Measurements at Measurement Date:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total as of December 31, 2016

Assets:
Cash and cash equivalents
Cash	$8,230	$—	$—	$8,230
Overnight repurchase agreements	10,000	—	—	10,000
Money market funds	12,146	—	—	12,146
Total cash and cash equivalents	30,376	—	—	30,376
Short-term investments
U.S. Government debt securities	13,764	—	—	13,764
Government enterprise debt securities	—	95,171	—	95,171
Total short-term investments	13,764	95,171	—	108,935
Long-term investments
U.S. Government debt securities	2,499	—	—	2,499
Total long-term investments	2,499	—	—	2,499
Totals	$46,639	$95,171	$—	$141,810

There were no items that were accounted for at fair value on a non-recurring basis for the nine months ended September 30, 2017 and 2016.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. At September 30, 2017 and December 31, 2016, the Company’s cash and cash equivalents were held by two financial institutions and the amounts on deposit were in excess of Federal Deposit Insurance Company insurance limits. The Company mitigates this risk by depositing its uninsured cash in major well capitalized financial institutions, and by investing excess operating cash in overnight repurchase agreements which are 100% collateralized by U.S. government backed securities with the Company’s bank. The Company has not recognized any losses on its cash and cash equivalents.

5.                                      Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Research and development accrued expenses	$11,694	$12,120
General and administrative accrued expenses	3,947	1,963
	$15,641	$14,083

Included in the above amounts is $1.3 million and $1.5 million of accrued bonuses at September 30, 2017 and December 31, 2016, respectively.

6.                                      Stock-Based Compensation

Equity Incentive Plan (the “Plan”)

Effective July 2013, the Company adopted the 2013 Equity Incentive Plan, which was amended in November 2013 (the “2013 Plan”). The 2013 Plan provided for the granting of incentive stock options, non-statutory stock options and the issuance of restricted stock awards. As of September 30, 2017, the Company reserved 1,544,615 shares of common stock authorized for issuance in connection with the 2013 Plan. Certain options are eligible for exercise prior to vesting. Exercised but unvested shares are subject to repurchase by the Company at the initial exercise price. In connection with the Company’s initial public offering, no further grants will be made under this plan and all remaining shares available for grant were transferred to the 2014 Equity Incentive Plan.

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

The Company has reserved 2,828,874 shares of its common stock to be issued under the 2014 Plan of which 605,226 shares were available for future issuance as of September 30, 2017. Shares authorized will increase automatically on January 1 of each of 2015 through 2024 by the number of shares equal to 3.0% of the aggregate number of outstanding shares of the Company’s common stock as of the immediately preceding December 31. The Company’s Board may reduce the amount of the increase in any particular year. The 2014 Plan authorizes the award of stock options, restricted stock awards, or RSAs, stock appreciation rights, or SARs, restricted stock units, or RSUs, performance awards and stock bonuses.

The following table summarizes stock option activity under the Plan for the period from January 1, 2017 through September 30, 2017:

			Average
		Weighted-	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic Value
	of Shares	Exercise Price	Term (in years)	(in thousands)
Outstanding at January 1, 2017	2,825,851	$15.35	8.34	$47,364
Granted	639,500	61.51
Exercised	(161,486)	13.66
Forfeited and expired	(57,847)	27.47
Outstanding at September 30, 2017	3,246,018	$24.32	7.99	$220,092
Vested and expected to vest at September 30, 2017	3,111,991	$23.59	7.95	$213,259
Exercisable at September 30, 2017	1,646,023	$12.25	7.17	$131,462
Weighted-average grant date fair value of options granted during the nine months ended September 30, 2017	$41.69

As of September 30, 2017, there was $42.6 million of total unrecognized compensation expense related to options granted but not yet vested of which $5.1 million is attributable to non-employee awards and subject to re-measurement until vested. The total unrecognized compensation expense of $42.6 million will be recognized as expense over a weighted-average period of 2.9 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of option awards with the following weighted-average assumptions, certain of which are based on industry comparative information, for the period indicated:

Nine Months Ended September 30, 2017
Risk-free interest rate	1.99%
Expected dividend yield	0%
Expected stock price volatility	77.95%
Expected term of options (in years)	6.1
Expected forfeiture rate	11.58%

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

•                  Expected forfeiture rate: The Company’s estimated forfeiture rate is based on historical forfeiture experience of its various employee groups.

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

Share-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$2,148	$1,595	$8,010	$2,102
General and administrative	3,120	1,170	6,667	3,292
	$5,268	$2,765	$14,677	$5,394

7.                                      Commitments and Contingencies

Operating Leases

The Company leases office space under operating leases for its locations in South San Francisco, California, Boulder, Colorado and in Stamford, Connecticut. The Company’s lease agreements contain escalation clauses; accordingly, the Company straight-lines the rent expense over the lease term. Rent expense under operating leases for the three months ended September 30, 2017 and 2016 was $247,812 and $166,236, respectively. Rent expense under operating leases for the nine months ended September 30, 2017 and 2016 was $645,860 and $520,882, respectively.

Future minimum lease payments as of September 30, 2017 are as follows (in thousands):

Operating Leases
2017	$240
2018	1,369
2019	1,392
2020	1,427
2021	1,464
Thereafter	1,515
$7,407

In January 2017, the Company entered into an office lease agreement to replace its existing leased space in South San Francisco, CA. The Company’s previous lease expired June 30, 2017. The new lease provided for a term of 51 months, commencing when the landlord delivered the premise to the Company on May 1, 2017. In August 2017, the Company signed the First Amendment to the San Francisco office space lease, extending the end of the original lease term to January 31, 2023. In addition to extending the lease term, the First Amendment provides for additional space, beginning in November 2017. The Company expects to incur approximately $418,000 of annual rent expense associated with the lease.

In May 2017, the Company entered into a lease agreement in Boulder, CO. The lease commencement date is October 1, 2017. The lease had a termination option, where the Company had the option to terminate the lease on or prior to September 30, 2017 in exchange for consideration of $10,000 per month. The Company did not exercise the termination option and the lease commenced

October 1, 2017. The lease has a term of 63 months, ending December 31, 2022, after which the lease shall continue on a month to month basis. The Company has an option to renew the primary lease term for two additional periods of five years and has the one-time right to terminate the lease effective at the end of the 39th month following the commencement date by delivering six months prior written notice of such termination and upon payment of a termination fee equal to $30,000. The Company expects to incur approximately $296,000 of annual rent expense associated with the lease.

Array Bio Pharma (“Array”) Collaboration

On July 3, 2013, the Company signed a multi-year strategic collaboration agreement with Array, and this agreement was subsequently amended on November 26, 2013, April 10, 2014, October 13, 2014, March 31, 2015 and February 18, 2016. Under the terms of the collaboration agreement, the Company obtained certain rights to Array’s tropomyosin receptor kinase (“TRK”) inhibitor program, as well as additional novel oncology targets, including rearranged during transfection (“RET”), and fibroblast growth factor receptor (“FGFR”). The Company has worldwide commercial rights to each product candidate from the collaboration and Array participates in any potential successes through milestones and royalties.

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

As part of the agreement the Company agreed to pay Array a fixed amount per month, based on Array’s commitment to provide full-time equivalents and other support relating to the conduct of the discovery and preclinical development programs. For the three months ended September 30, 2017 and 2016, the Company recorded $2.2 million and $2.9 million of research and development expenses related to the collaboration agreement, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded $6.1 million and $9.2 million of research and development expenses related to the collaboration agreement, respectively.

Milestones

With respect to product candidates directed to TRK, including larotrectinib and LOXO-195, the Company could be required to pay Array up to $223 million in milestone payments for each compound, the substantial majority of which are due upon the achievement of commercial milestones. The Company has made or accrued $7.0 million and $1.3 million in larotrectinib and LOXO-195 milestone payments, respectively, from inception through September 30, 2017, of which $1.0 million relating to LOXO-195 was recognized as Research and Development expense in the three and nine months ended September 30, 2017.

With respect to product candidates directed to targets other than TRK, including LOXO-292, the Company could be required to pay Array up to $213 million in milestone payments, the substantial majority of which are due upon the achievement of commercial milestones. The Company has made or accrued $1.3 million in LOXO-292 milestone payments from inception through September 30, 2017, of which $1.0 million was recognized as Research and Development expense in the nine months ended September 30, 2017.

Royalties

The Company is required to pay Array mid-single digit royalties on worldwide net sales of products that were discovered under the agreement. With respect to the royalty on products directed to targets other than TRK, the Company has the right to credit certain milestone payments against royalties on sales of products directed to such target.

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

8.                                     Related Party Transactions

Dr. Lori Kunkel, a board member, had a consulting agreement with the Company to assist in the Company’s drug development process which was modified effective as of October 31, 2015, to provide that she receives only the standard director compensation for her services. Dr. Kunkel also received stock option grants in 2013 and 2014 as compensation for her consulting services which continue to vest. During the three and nine months ended September 30, 2017, the Company recognized stock-based compensation expense of $0.3 million and $1.7 million, respectively, in accordance with the terms of the consulting agreement, which are included as a component of research and development expenses. The Company recognized stock-based compensation expense of $0.8 million in the three and nine months ended September 30, 2016.

Dr. Keith Flaherty, a board member, has an agreement with the Company to serve as Scientific Advisor Board (“SAB”) Chair for which he receives cash compensation. Dr. Flaherty also received stock option grants in 2013 and 2014 as compensation for his SAB services which continue to vest. Both cash compensation that was expensed as incurred and stock-based compensation are recorded as a component of research and development expenses. During the three months ended September 30, 2017 and 2016, the Company recognized cash compensation expense of $15,000 and $15,000, respectively, and stock-based compensation expense of $0.5 million and $0.3 million, respectively, in accordance with the terms of the SAB agreement. During the nine months ended September 30, 2017 and 2016, the Company recognized cash compensation expense of $45,000 and $51,000 and stock-based compensation expense of $2.3 million and $0.4 million in accordance with the terms of the SAB agreement, respectively.

9.                                     Asset Acquisition

On July 28, 2017, the Company entered into and closed on an Agreement for the Assignment of Patents and other Rights and for the Novation of Certain Agreements, including for Product Manufacturing, with Redx Pharma Plc and Redx Oncology Limited (acting by the joint administrators of those companies, Mr. Jason Baker and Mr. Miles Needham of FRP Advisory LLP) (collectively “Redx”), pursuant to which the Company paid $40.0 million in cash to acquire IPR&D, including patents and other rights related to the Redx Bruton’s tyrosine kinase (“BTK”) inhibitor discovery program, including lead product candidate LOXO-305. The Company is not subject to any future milestone or royalty payments related to this transaction. The transaction was accounted for as an asset acquisition pursuant to ASU 2017-01 as the majority of the fair value of the assets acquired was concentrated in a group of similar assets. The total cost of $40.0 million was included in research and development expense in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2017 because the IPR&D acquired did not have an alternative future use.

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

With our scientific knowledge, collaborative partnerships and targeted approach, we are developing multiple small molecule therapeutics utilizing focused clinical development strategies in well-defined patient populations. Larotrectinib, formerly referred to as LOXO-101, a highly selective TRK inhibitor, is being evaluated in three ongoing multi-center studies that include patients with solid tumors that harbor TRK gene fusions. We are also in clinical development for LOXO-292, a highly selective RET inhibitor, and LOXO-195, a highly selective TRK inhibitor designed to address anticipated mechanisms of acquired resistance in cancers exposed to a prior TRK inhibitor. We have preclinical programs in development for BTK (“LOXO-305”), FGFR and other targets.

In July 2017, we entered into a definitive agreement to purchase the BTK inhibitor program from Redx. Under the terms of the agreement, we made a $40 million payment to Redx for the full acquisition of the BTK discovery program, including lead candidate LOXO-305 (formerly RXC005). The lead candidate from this program is expected to enter clinical development in 2018. We are not subject to any milestone or royalty payments in connection with the acquisition.

In October 2017, we announced top-line overall response rate (ORR) results from the independent review committee assessment of the larotrectinib dataset. Consistent with global written regulatory correspondence, this dataset includes adult and pediatric TRK fusion patients enrolled in our Phase 1 adult trial, Phase 2 trial (NAVIGATE), and Phase 1/2 pediatric trial (SCOUT). The dataset is based on the intent to treat (ITT) principle, using the first 55 TRK fusion patients with RECIST-evaluable disease enrolled to the three clinical trials, regardless of prior therapy or tumor tissue diagnostic method. The primary endpoint for the integrated analysis of efficacy is ORR according to the independent review committee assessment, as measured by RECIST v1.1. A key secondary endpoint is ORR according to local investigator assessment, as measured by RECIST v1.1. As of a July 17, 2017 data cut-off date, the ORR was 75% by independent review and 80% by investigator assessment.

In October 2017, LOXO-292 trial investigators presented initial clinical data from the program at the International Association for the Study of Lung Cancer (IASLC) World Conference on Lung Cancer. This presentation primarily described the first two patients with RET-fusion lung cancer with and without brain metastases treated with LOXO-292. Both patients had disease progression while receiving prior multi-kinase inhibitors. On single agent LOXO-292, both patients achieved RECIST confirmed partial responses and remain on LOXO-292 as of the September 27, 2017 data cut-off of the presentation. In this early, two-patient dataset, LOXO-292 has been well-tolerated, with no adverse events attributed to LOXO-292. Additionally, the presentation included pharmacology evidence that the Phase 1 dose level of 60mg twice daily provides IC90 RET target coverage in patients. We plan to present additional clinical data from this program in the first half of 2018.

Since inception, we have incurred significant operating losses. Our net loss for the three and nine months ended September 30, 2017 was $73.3 million and $128.2 million, respectively, including approximately $64.8 million and $109.3 million, respectively, of total research and development expenses, and approximately $9.7 million and $21.0 million, respectively, of total general and administrative expenses. We expect to incur significant expenses and increasing operating losses for the foreseeable future as we continue the discovery, development and clinical trials of, and seek regulatory approval for and pursue potential commercialization of, our product candidates. In addition, we will also incur additional expenses if and as we enter into additional collaboration agreements, acquire or in-license products and technologies, expand our collaboration with Array, enter into companion diagnostics collaborations, establish sales, marketing and distribution infrastructure and/or expand and protect our intellectual property portfolio.

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

Liquidity

Our financial statements and related disclosures have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should we be unable to continue in existence. We have not generated any revenues and have not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of our products will require significant additional financing. Our accumulated deficit at September 30, 2017 was approximately $267.5 million, and management expects to incur substantial and increasing losses in future periods. Our ability to successfully pursue our business is subject to certain risks and uncertainties, including among others, uncertainty of product development, competition from third parties, uncertainty of capital availability, uncertainty in our ability to enter into agreements with collaborative partners, dependence on third parties, and dependence on key personnel. We plan to finance future operations with a combination of proceeds from the issuance of equity, debt, licensing fees, and revenues from future product sales, if any. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our planned products. We believe that our existing cash, cash equivalents and investments as of September 30, 2017 will be sufficient to enable us to continue as a going concern through at least November 2, 2018.

Components of Operating Results

Revenue

To date, we have not generated any revenues. Our ability to generate product revenues will depend heavily on the successful development and eventual commercialization of our product candidates.

Research and Development Expenses

Research and development costs are charged to expense as incurred. These costs include, but are not limited to, employee-related expenses, including salaries, benefits, stock-based compensation and travel as well as expenses related to asset acquisitions of IPR&D, third-party collaborations, contract research arrangements and activities associated with the development of companion diagnostics for our product candidates.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016 (in thousands)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Change
	(unaudited)	(unaudited)
Operating expenses:
Research and development	$64,754	$14,230	$50,524
General and administrative	9,680	3,679	6,001
Total operating expenses and loss from operations	$(74,434)	$(17,909)	$(56,525)

Research and development expenses

Research and development expenses were $64.8 million for the three months ended September 30, 2017, compared to $14.2 million for the three months ended September 30, 2016. The increase was primarily due to the $40.0 million asset acquisition of the BTK inhibitor program from Redx, expanded larotrectinib development activities including clinical costs and costs related to the companion diagnostics agreement with Roche that commenced in the first quarter of 2017, as well as additional expenses related to our other programs. We also had higher headcount and employment-related costs, as well as higher stock-based compensation costs. As a result, we had increases in larotrectinib development expenses of $5.6 million, LOXO-292 development expenses of $1.7 million, LOXO-305 development expenses of $0.9 million, LOXO-195 development expenses of $0.2 million, Array milestones of $1.0 million, employment costs of $0.9 million and stock-based compensation of $0.6 million.

General and administrative expenses

General and administrative expenses were $9.7 million for the three months ended September 30, 2017, compared to $3.7 million for the three months ended September 30, 2016. The increase was primarily due to increases in preparation activities for the potential commercialization of larotrectinib of $1.5 million, general and administrative professional fees of $1.1 million, stock-based compensation expense of $1.9 million, and employment costs of $1.0 million.

Comparison of the Nine Months Ended September 30, 2017 and 2016 (in thousands)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	Change
	(unaudited)	(unaudited)
Operating expenses:
Research and development	$109,321	$34,917	$74,404
General and administrative	20,968	10,859	10,109
Total operating expenses and loss from operations	$(130,289)	$(45,776)	$(84,513)

Research and development expense

Research and development expenses were $109.3 million for the nine months ended September 30, 2017, compared to $34.9 million for the nine months ended September 30, 2016. The increase was primarily due to the $40.0 million asset acquisition of the BTK inhibitor program from Redx, expanded larotrectinib development activities including clinical costs and costs related to the companion diagnostics agreement with Roche that commenced in the first quarter of 2017, as well as additional expenses related to our other programs. We also had higher headcount and employment-related costs, as well as higher stock-based compensation costs. As a result, we had increases in larotrectinib development expenses of $21.1 million, LOXO-292 development expenses of $3.8 million, LOXO-195 development expenses of $0.9 million, LOXO-305 development costs of $0.9 million, stock-based compensation of $5.9 million and employment and other costs of $3.1 million. This was offset by a net decrease in Array full-time equivalents and milestones of $1.2 million.

General and administrative expense

General and administrative expenses were $21.0 million for the nine months ended September 30, 2017, compared to $10.9 million for the nine months ended September 30, 2016. The increase was primarily due to increases in preparation activities for the potential commercialization of larotrectinib of $2.2 million, general and administrative professional fees of $2.2 million, stock-based compensation expense of $3.4 million and employment costs of $1.5 million.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. We incurred a net loss of $128.2 million for the nine months ended September 30, 2017. Net cash used in operating activities was $113.4 million during the nine months ended September 30, 2017. At September 30, 2017, we had an accumulated deficit of $267.5 million, and working capital of $359.1 million. We had cash, cash equivalents and investments of $405.3 million at September 30, 2017. Historically, we have financed our operations principally through private placements of preferred stock, our initial public offering of common stock and follow-on offerings of common stock.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2017	2016
	(unaudited)	(unaudited)
Net cash (used in) provided by:
Operating activities	$(113,434)	$(36,739)
Investing activities	(214,037)	(19,456)
Financing activities	377,514	39,947
Net increase (decrease) in cash and cash equivalents	$50,043	$(16,248)

Net cash used in operating activities

Net cash used in operating activities was $113.4 million for the nine months ended September 30, 2017 and consisted primarily of a net loss of $128.2 million, which included the $40.0 million cash asset acquisition of the BTK inhibitor program from

Redx, a decrease in prepaid expenses and other current assets of $2.4 million, an increase in accrued expenses and other current liabilities of $1.6 million and an increase in accounts payable of $0.8 million. This was offset by noncash expenses of $14.9 million, primarily attributable to stock-based compensation expense.

Net cash used in operating activities was $36.7 million for the nine months ended September 30, 2016 and consisted primarily of a net loss of $45.2 million. This was offset by noncash expenses of $5.8 million, primarily attributable to stock-based-compensation expense and a $2.6 million increase in our net operating assets, related to the timing of payments for our clinical and preclinical activities.

Net cash used in investing activities

Net cash used in investing activities for the nine months ended September 30, 2017 totaled $214.0 million and consisted primarily of $359.7 million of available for sale security purchases offset by $146.0 million of proceeds from maturing available-for-sale securities.

Net cash used in investing activities for the nine months ended September 30, 2016 totaled $19.5 million and consisted primarily of $121.6 million of available-for-sale security purchases offset by $102.4 million of proceeds from maturing available-for-sale securities.

Net cash provided by financing activities

Net cash provided by financing activities was $377.5 million for the nine months ended September 30, 2017, which was primarily due to $375.3 million in net proceeds from the sale and issuance of our common stock in January 2017 and September 2017. We also received $2.2 million in proceeds from the exercise of employee stock options.

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

We anticipate that we will need to raise substantial additional capital in the future to fund our operations. In order to meet these additional cash requirements, we may incur debt, license certain intellectual property and seek to sell additional equity or convertible securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of equity or convertible securities, these securities could have rights or preferences senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our future capital requirements will depend on many factors, including:

•                  the progress and results of the clinical programs for larotrectinib, LOXO-292 and LOXO-195;

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

Contractual Obligations and Commitments

Purchase Commitments

Other than amounts due for the leases of our locations in Stamford, CT, Boulder, CO and South San Francisco, CA offices (see Note 7 to the financial statements) and under the Array collaboration agreement, as described below, we have no material non-cancelable purchase commitments with contract manufacturers or service providers as we have generally contracted on a cancelable basis.

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

As part of the Array Agreement, as amended, we agreed to pay Array a fixed amount per month, based on Array’s commitment to provide full-time equivalents and other support relating to the conduct of the discovery and preclinical development programs. For the three months ended September 30, 2017 and 2016, we recorded $2.2 million and $2.9 million of research and development expenses related to the collaboration agreement, respectively. For the nine months ended September 30, 2017 and 2016, we recorded $6.1 million and $9.2 million of research and development expenses related to the collaboration agreement, respectively.

Milestones

With respect to product candidates directed to TRK, including larotrectinib and LOXO-195, we could be required to pay Array up to $223 million in milestone payments for each compound, the substantial majority of which are due upon the achievement of commercial milestones. We have made or accrued $7.0 million and $1.3 million in larotrectinib and LOXO-195 milestone payments, respectively, from inception through September 30, 2017, of which $1.0 million relating to LOXO-195 was recognized as Research and Development expense in the three and nine months ended September 30, 2017.

With respect to product candidates directed to targets other than TRK, including LOXO-292, we could be required to pay Array up to $213 million in milestone payments, the substantial majority of which are due upon the achievement of commercial milestones.  The February 2016 amendment allowed Array to be eligible for similar milestones on any back-up compounds developed through the collaboration. We have made or accrued $1.3 million in LOXO-292 milestone payments from inception through September 30, 2017, of which $1.0 million was recognized as Research and Development expense in the nine months ended September 30, 2017.

Royalties

We are required to pay Array mid-single digit royalties on worldwide net sales of products developed through the collaboration that were discovered under the agreement. With respect to the royalty on products directed to targets other than TRK, we have the right to credit certain milestone payments against royalties on sales of products directed to such target.

Off-Balance Sheet Arrangements

Through September 30, 2017, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of September 30, 2017 and December 31, 2016, we had cash and cash equivalents and investments of $405.3 million and $141.8 million, respectively, consisting of money market funds, certificates of deposit, overnight repurchase agreements, government enterprise debt securities and U.S. government debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable debt securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our available-for-sale-securities until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on our evaluation, we believe that our disclosure controls and procedures as of September 30, 2017 are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $73.3 and $128.2 million, respectively, for the three and nine months ended September 30, 2017. As of September 30, 2017, we had an accumulated deficit of $267.5 million. We have focused primarily on our drug discovery efforts and developing our product candidates. We have initiated clinical development of larotrectinib, LOXO-292 and LOXO-195, and it could be many years, if ever, before we have a product candidate ready for commercialization. To date, we have financed our operations primarily through private placements of our convertible preferred stock, our initial public offering and our follow-on public offerings in November 2015, May 2016, January 2017 and June 2017. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

We currently do not have any products that have gained regulatory approval. We have invested significant financial resources in identifying potential product candidates, funding our collaboration agreement with Array to conduct preclinical studies, conducting clinical development of our product candidates, and acquiring the Redx Pharma Plc BTK program.

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

We have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. For example, to execute our business plan, we will need to successfully:

•                                          execute and complete development activities;

•                                          obtain required regulatory approvals for the development and commercialization of our product candidates;

•                                          maintain, leverage and expand our intellectual property portfolio;

•                                          build and maintain robust sales, distribution and marketing capabilities, either on our own or in collaboration with strategic partners;

•                                          establish successful companion diagnostics collaborations;

•                                          gain market acceptance;

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

•                                          patients will discontinue our product candidates for a number of reasons, including an adverse event, tumor progression following a response, or a lack of tumor regression or clinical benefit and discontinuations will impact our product candidates’ reported duration of therapy and DOR;

•                                          additional time and patient accrual provide new opportunities to capture new adverse events and further characterize the ORR and DOR;

•                                          patient accrual beyond interim disclosed data will likely include study subjects with new tumor types, demographics (e.g. pediatric patients), and exposures to varying prior therapies. Thus, the inclusion of these subpopulations in the final dataset may alter the characterization of our product candidates’ overall safety, ORR and DOR; and

•                                          the precise composition of the final dataset is subject to additional regulatory feedback, which is expected closer to the time of an NDA, or equivalent, and the advice may vary by regulatory authority.

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

Acquisitions, collaborations and in-licenses involve numerous risks, including:

•                       substantial cash expenditures;

•                       potentially dilutive issuance of equity securities;

•                       incurrence of debt and contingent liabilities, some of which may be difficult or impossible to identify at the time of acquisition;

•                       potential adverse consequences if the acquired assets are worth less than we anticipated or we are unable to successfully develop and commercialize the acquired assets for any reason;

•                       difficulties in assimilating the operations and technology of the acquired companies;

•                       potential disputes, including litigation, regarding contingent consideration for the acquired assets;

•                       the assumption of unknown liabilities of the acquired businesses;

•                       diverting our management’s attention away from other business concerns;

•                       entering markets in which we have limited or no direct experience; and

•                       potential loss of our key employees or key employees of the acquired companies or businesses.

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

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. In January 2013, former President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding. In 2016, the U.S. Congress held hearings on the rising costs of prescription drugs and in October 2017, President Trump issued the Executive Order Promoting Healthcare Choice and Competition, directing certain federal agencies to modify their implementation of the PPACA. Future legislation could potentially change drug pricing dynamics.

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

Our reliance on these third parties to conduct our clinical trials reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and other regulatory authorities require us to comply with standards, commonly referred to as good clinical practices (“GCPs”) for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We are also required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

We currently do not have a marketing or sales team for the marketing, sales and distribution of any of our product candidates that are able to obtain regulatory approval. Patient identification will be important in the commercial setting, much as it has been important in the clinical trial setting. For example, our proprietary work suggests that there are approximately 1,500-5,000 eligible advanced cancer patients addressable each year in the United States for larotrectinib.  Estimates for addressable patient populations relevant to our other product candidates are also uncertain. The work that informs these estimates is not definitive and future analyses may lead to estimates that are higher or lower than these estimates, making difficult the tasks of sizing of a marketing and sales force or evaluating the attractiveness of a commercial partnership. The utilization of sensitive diagnostic testing in routine clinical practice is likely an important variable in identifying all of the eligible patients that may truly exist. This requirement may cause the potential launch of larotrectinib to be slower than other commercialized oncology products.

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

We are an early-stage clinical development company with a limited operating history and, as of September 30, 2017, had 47 full-time employees. We are highly dependent on the research and development, clinical and business development expertise of Joshua H. Bilenker, M.D., our President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

As of September 30, 2017, our executive officers and directors, combined with our stockholders who individually own more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately slightly less than a majority of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

As of September 30, 2017, there were 605,226 shares of our common stock available for future grant under our 2014 Equity Incentive Plan. Additionally, as of September 30, 2017, there were outstanding options to purchase up to 3,246,018 shares of our common stock. Any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

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

10.1*†

Agreement for the Assignment of Patents and other Rights and for the Novation of Certain Agreements, including for Product Manufacturing by and among the Registrant, Redx Pharma Plc and Redx Oncology Limited, dated July 28, 2017.

10.2*†	Assignment by and among the Registrant, Redx Pharma Plc and Redx Oncology Limited, and the individuals acting as Administrators, dated July 29, 2017.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*      Filed herewith.

†                 Portions of this exhibit have been omitted based on an application for confidential treatment submitted to the SEC. The omitted portions of this exhibit have been filed separately with the SEC.

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

Date: November 2, 2017

LOXO ONCOLOGY, INC.

By:	/s/ Joshua H. Bilenker, M.D.
Joshua H. Bilenker, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 2, 2017

LOXO ONCOLOGY, INC.

By:	/s/ Jennifer Burstein
Jennifer Burstein
Vice President of Finance
(Principal Accounting Officer and
Principal Financial Officer)