Form 10-Q
period 2018-03-31
Loxo Oncology, Inc.
filed 2018-05-08
CIK 1581720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐ (Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Common Stock, $0.0001 par value	Shares outstanding as of April 30, 2018: 30,075,162

PART I

ITEM 1. FINANCIAL STATEMENTS

LOXO ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$103,780	$142,025
Short-term investments	606,449	484,175
Receivable from collaboration partner	4,529	150,000
Other prepaid expenses and current assets	5,891	5,607
Total current assets	720,649	781,807
Long-term investments	25,355	—
Property and equipment, net	1,578	912
Other assets	1,027	723
Total assets	$748,609	$783,442
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,796	$3,996
Accrued expenses and other current liabilities	22,546	22,537
Current portion of deferred revenue	176,157	195,037
Total current liabilities	204,499	221,570
Non-current portion of deferred revenue	159,689	183,662
Total liabilities	364,188	405,232
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.0001 par value; 125,000,000 shares authorized; 30,055,380 and 29,991,884 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	676,771	666,891
Accumulated deficit	(291,670)	(288,112)
Accumulated other comprehensive loss	(683)	(572)
Total stockholders’ equity	384,421	378,210
Total liabilities and stockholders’ equity	$748,609	$783,442

See accompanying notes to unaudited condensed consolidated financial statements.

LOXO ONCOLOGY, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share amounts)

	Three Months	Three Months
	Ended	Ended
	March 31, 2018	March 31, 2017

Revenue from collaboration agreement	$38,429	$—

Operating expenses:
Research and development	31,990	20,169
General and administrative	12,194	4,773
Total operating expenses	44,184	24,942
Loss from operations	(5,755)	(24,942)
Interest income, net	2,197	414
Net loss	$(3,558)	$(24,528)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.12)	$(0.96)
Weighted average shares outstanding, basic and diluted	30,025,461	25,668,052

See accompanying notes to unaudited condensed consolidated financial statements.

LOXO ONCOLOGY, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31, 2018	March 31, 2017

Net loss	$(3,558)	$(24,528)
Other comprehensive loss:
Unrealized loss on available for sale securities	(111)	(144)
Comprehensive loss	$(3,669)	$(24,672)

See accompanying notes to unaudited condensed consolidated financial statements.

LOXO ONCOLOGY, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

For the period from January 1, 2018 to March 31, 2018

(in thousands except share and per share amounts)

	Stockholders’ equity
	Common stock				Accumulated
		$0.0001	Additional		Other	Total
		Par	Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2018	29,991,884	$3	$666,891	$(288,112)	$(572)	$378,210
Stock-based compensation expense	—	—	9,651	—	—	9,651
Stock option exercises	63,496	—	229	—	—	229
Other comprehensive loss	—	—	—	—	(111)	(111)
Net loss	—	—	—	(3,558)	—	(3,558)
Balance at March 31, 2018	30,055,380	$3	$676,771	$(291,670)	$(683)	$384,421

See accompanying notes to unaudited condensed consolidated financial statements.

LOXO ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Operating activities:
Net loss	$(3,558)	$(24,528)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of premium and discounts on investments	(245)	76
Depreciation of property and equipment	80	21
Stock-based compensation	9,651	3,974
Changes in operating assets and liabilities:
Receivable from collaboration partner	145,471	—
Prepaid expenses and other assets	(588)	(1,483)
Accounts payable	1,800	192
Accrued expenses and other current liabilities	9	(4,928)
Deferred revenue	(42,853)	—
Net cash provided by (used in) operating activities	109,767	(26,676)
Investing activities:
Purchases of available-for-sale securities	(214,383)	(120,272)
Proceeds from maturing available-for-sale securities	66,888	35,683
Purchase of property and equipment	(746)	(101)
Net cash used in investing activities	(148,241)	(84,690)
Financing activities:
Proceeds from issuance of common stock, net	—	129,386
Proceeds from the exercise of stock options	229	100
Net cash provided by financing activities	229	129,486
Net (decrease) increase in cash, cash equivalents and restricted cash	(38,245)	18,120
Cash, cash equivalents and restricted cash, beginning of period	142,341	30,692
Cash, cash equivalents and restricted cash, end of period	$104,096	$48,812

See accompanying notes to unaudited condensed consolidated financial statements.

LOXO ONCOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

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

Unaudited Interim Financial Information

The accompanying balance sheet as of December 31, 2017, was derived from the Company’s audited financial statements included in Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2018. It is suggested that the interim unaudited condensed consolidated financial statements be read in conjunction with the annual financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K.

The accompanying balance sheet as of March 31, 2018, the statements of operations for the three months ended March 31, 2018 and 2017, the statements of comprehensive loss for the three months ended March 31, 2018 and 2017, the statement of stockholders’ equity for the period from January 1, 2018 to March 31, 2018 and the statements of cash flows for the three months ended March 31, 2018 and 2017 are unaudited.

The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2018, the results of its operations for the three months ended March 31, 2018 and 2017 and its cash flows for the three months ended March 31, 2018 and 2017. Certain amounts from prior periods have been reclassified to conform to the current period presentation. Additionally, operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2018.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2017 included in the Company’s Form 10-K filed with the SEC on March 1, 2018. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies, except as it relates to the impact of the adoption of applicable new accounting guidance as described below under Recently Adopted Accounting Pronouncements and policies related to the collaboration agreement with Bayer Consumer Care AG (“Bayer”).

Revenue Recognition

The Company entered into a License, Development and Commercialization Agreement (the “Bayer Agreement”) in November 2017, which is within the scope of ASC 808, Collaborative Arrangements (“ASC 808”). Under the Bayer Agreement, the Company has licensed certain rights to its larotrectinib and LOXO-195 product candidates to Bayer. The terms of the agreement include payment to the Company of one or more of the following: a non-refundable, up-front license fee, regulatory and commercial milestone payments, and royalties on net sales of licensed products.

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

Co-promote: In the United States, where the Company and Bayer will co-promote the products, the Company will be responsible for 50% of the commercial costs and receive 50% of the profits. Co-promote net cost/profit will be recognized when the related expenses and sales occur as a decrease/increase to Revenue from collaboration agreement. See Note 3 to our unaudited condensed consolidated financial statements for details of the co-promote net cost incurred to date.

Royalties: Sales-based royalties, including milestone payments based on the level of sales, will be recognized when the related sales occur. To date, the Company has not recognized any royalty revenue resulting from its collaboration arrangement.

Research and Development Expenses

Research and development costs are charged to expense as incurred. These costs include, but are not limited to, employee-related expenses, including salaries, benefits, stock-based compensation and travel as well as expenses related to asset acquisitions of IPR&D, third-party collaborations, contract research arrangements, chemistry, manufacturing and controls (“CMC”) related expenses and activities associated with the development of companion diagnostics for our product candidates. Under the Bayer Agreement, the Company receives reimbursement for 50% of its development activity expenses incurred for larotrectinib and LOXO-195 beginning January 1, 2018. This reimbursement of $8.3 million for the three months ended March 31, 2018 is recorded as a reduction to the Company’s research and development costs.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly-liquid investments that have maturities of three months or less when acquired to be cash equivalents. The Company’s cash and cash equivalents generally consist of a business checking account, repurchase agreements and a money market account. The Company’s restricted cash balance consists of cash held to collateralize an outstanding letter of credit associated with the lease of its corporate office space in Connecticut.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheets to the total amount shown in the consolidated statements of cash flows (in thousands):

	March 31, 2018	March 31, 2017
Cash, cash equivalents and restricted cash reconciliation:
Cash and cash equivalents	$103,780	$48,496
Restricted cash included in Other assets	316	316
Total cash, cash equivalents and restricted cash	$104,096	$48,812

Recently Adopted Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”).  ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based award require an entity to apply modification accounting under Topic 718 on a prospective basis.  Specifically, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after a modification.  ASU 2017-09 was effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted.  The Company adopted this standard effective January 1, 2018.  The adoption of ASU 2017-09 did not have an impact on the Company’s financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which amended the existing accounting standards for the statement of cash flows by requiring restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 was effective for the Company in the first quarter of 2018. All prior periods were retrospectively adjusted upon adoption of the ASU.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which amended the existing accounting standards for the statement of cash flows by providing guidance on eight classification issues related to the statement of cash flows. ASU 2016-15 was effective for the Company in the first quarter of 2018. The adoption of ASU 2016-15 did not have an impact on the Company’s financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 was effective for the Company in the first quarter of 2018. The adoption of ASU 2016-01 did not have an impact on the Company’s financial statements.

In May 2014, the FASB issued ASU No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and creates a new ASC Topic 606, Revenue from Contracts with Customers. Subsequent to May 2014, the FASB issued additional guidance that delayed the effective date and clarified various aspects of the new guidance, including principal versus agent considerations, identifying performance obligations and licensing, and also included other improvements and practical expedients.  ASU 2014-09 was effective for the Company in the first quarter of 2018. The adoption of ASU 2014-09 did not have a material impact on the Company’s financial statements as the Company did not have any contracts with customers subject to the guidance.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact the standard will have on the Company’s financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses, which replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more useful information about expected credit losses. The amended standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact the standard will have on the Company’s financial statements and related disclosures.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement — Reporting Comprehensive Income (ASU 2018-02), to allow reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 will be effective for annual and interim periods beginning after December 15, 2018, with earlier application permitted. The Company is currently evaluating the impact the standard will have on the Company’s financial statements and related disclosures.

3. Collaboration Agreement

Agreement Terms

On November 14, 2017, the Company entered into the Bayer Agreement pursuant to which the Company and Bayer will collaborate to develop and commercialize larotrectinib and LOXO-195, the Company’s franchise of highly selective TRK inhibitors for patients with TRK fusion cancers. Pursuant to the Bayer Agreement, Loxo has granted co-exclusive development and commercialization licenses to Bayer for both larotrectinib and LOXO-195. Upon the effective date, the Company became eligible for a non-refundable, upfront cash payment of $400 million from Bayer. In accordance with the terms of the Bayer Agreement, the Company received $250 million in November 2017 and the remaining $150 million in March 2018.

In addition to the upfront cash payment of $400 million, the Company is eligible to receive $450 million in milestone payments upon larotrectinib regulatory approvals and first commercial sale events in certain major markets and an additional $200 million in milestone payments upon LOXO-195 regulatory approvals and first commercial sale events in certain major markets.  Bayer will also pay the Company a $25 million milestone upon achieving a certain aggregate U.S. net sales threshold.

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

The Bayer Agreement will terminate as to a product or country upon the expiration of the royalty term applicable to such product in such country. The Bayer Agreement may be terminated by either party for material breach or bankruptcy. In addition, (i) Bayer may terminate the Bayer Agreement after the fourth anniversary of the effective date upon written notice to the Company which termination shall be effective 18 months following the Company’s receipt of such notice, or (ii) Bayer shall have the right, but not the obligation, to terminate the Bayer Agreement with respect to the Co-Promotion Territory or in its entirety by written notice to the Company with immediate effect in the event that the Company receives a “complete response letter” from the U.S. Food and Drug Agency with respect to larotrectinib, or if the Company does not receive marketing approval for larotrectinib by December 31, 2018.

The Agreement contains customary representations, warranties and covenants by the Company and Bayer. Each of the Company and Bayer is required to indemnify the other party against all losses and expenses related to breaches of its representations, warranties and covenants under the Agreement.

Revenue Recognition

To account for the Bayer Agreement, the Company applied the guidance in ASC 808. ASC 808 does not contain prescriptive guidance on recognition of revenues. Therefore, there was significant judgment applied in determining a reasonable, rational method of recognizing revenue under the Bayer Agreement, with the Company considering the guidance in ASC 606, Revenue from Contracts with Customers. The Company identified the following performance obligations under the Bayer Agreement relating to the upfront payment: (1) the grant of licenses related to larotrectinib, (2) the grant of licenses related to LOXO-195, (3) research and development activities for larotrectinib, and (4) research and development activities for LOXO-195. The Company determined that each of the licenses is not a separate unit of accounting from its research and development activities because they significantly increase the utility of the intellectual property transferred.

The Company concluded that it will utilize a proportional performance method to recognize revenue for the $400.0 million upfront payment under the Bayer Agreement. In applying the proportional performance method of revenue recognition, revenue will be recognized based on actual development costs incurred as a percentage of the total budgeted development costs over the time period the Company completes its development activities, which the Company believes will be five years for larotrectinib and seven years for LOXO-195. A proportional performance method of revenue recognition requires management to make estimates of costs to complete the development activities. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete the Company’s performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

The Company has not yet recognized any revenues for milestone payments as the related regulatory or sales milestones have not yet been achieved.

The Company and Bayer make quarterly cost-sharing payments to one another in amounts necessary to ensure that each party bears its contractual share of the overall shared co-promote profits/costs incurred.

The following table shows the components of revenue from collaboration agreement for the three months ended March 31, 2018 and March 31, 2017 (in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2018	2017
	(unaudited)	(unaudited)
Upfront:
Revenue recognized from $400M upfront payment	$42,853	$—

Milestones	—	—

Royalties	—	—

Co-promote:
Product revenue subject to profit sharing (as recorded by Bayer)	—	—
Combined cost of goods sold, distribution, selling, general and administrative expenses	(8,848)	—
Combined collaboration co-promotion profit/(loss)	(8,848)	—

Loxo Oncology’s 50/50 share of collaboration co-promotion profit/(loss)	(4,424)	—

Total revenue from collaboration agreement	$38,429	$—

4. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Three Months	Three Months
	Ended	Ended
	March 31, 2018	March 31, 2017
Basic and diluted net loss per common share calculation:
Net loss	$(3,558)	$(24,528)
Weighted average common shares outstanding — basic and diluted	30,025,461	25,668,052
Net loss per share of common stock — basic and diluted	$(0.12)	$(0.96)

The following outstanding securities at March 31, 2018 and 2017 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	March 31, 2018	March 31, 2017
Unvested restricted stock	—	22,014
Stock options	4,395,060	3,043,527
	4,395,060	3,065,541

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

(amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2018
Overnight repurchase agreements	$54,250	$—	$—	$54,250
Money market funds	30,673	—	—	30,673
Total included in cash and cash equivalents	84,923	—	—	84,923

U.S. Government debt securities	226,721	—	(212)	226,509
Government enterprise debt securities	380,426	—	(486)	379,940
Short-term available-for-sale securities	607,147	—	(698)	606,449

Government enterprise debt securities	25,340	15	—	25,355
Long-term available-for-sale securities	25,340	15	—	25,355
Total fair value financial instruments	$717,410	$15	$(698)	$716,727

December 31, 2017
Overnight repurchase agreements	$51,750	$—	$—	$51,750
Money market funds	50,744	—	—	50,744
Government enterprise debt securities	23,444	—	—	23,444
Total included in cash and cash equivalents	125,938	—	—	125,938

U.S. Government debt securities	192,473	1	(129)	192,345
Government enterprise debt securities	292,274	—	(444)	291,830
Short-term available-for-sale securities	484,747	1	(573)	484,175
Total fair value financial instruments	$610,685	$1	$(573)	$610,113

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

The Company’s financial assets measured at fair value on a recurring basis at March 31, 2018 were as follows (in thousands):

	Fair Value Measurements at Measurement Date:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total as of March 31, 2018

Assets:
Cash and cash equivalents
Cash	$18,857	$—	$—	$18,857
Overnight repurchase agreements	54,250	—	—	54,250
Money market funds	30,673	—	—	30,673
Total cash and cash equivalents	103,780	—	—	103,780
Short-term investments
U.S. Government debt securities	226,509	—	—	226,509
Government enterprise debt securities	—	379,940	—	379,940
Total short-term investments	226,509	379,940	—	606,449
Long-term investments
Government enterprise debt securities	—	25,355	—	25,355
Total long-term investments	—	25,355	—	25,355
Totals	$330,289	$405,295	$—	$735,584

The Company’s financial assets measured at fair value on a recurring basis at December 31, 2017 were as follows (in thousands):

	Fair Value Measurements at Measurement Date:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total as of December 31, 2017

Assets:
Cash and cash equivalents
Cash	$16,087	$—	$—	$16,087
Overnight repurchase agreements	51,750	—	—	51,750
Money market funds	50,744	—	—	50,744
Government enterprise debt securities	—	23,444	—	23,444
Total cash and cash equivalents	118,581	23,444	—	142,025
Short-term investments
U.S. Government debt securities	192,345	—	—	192,345
Government enterprise debt securities	—	291,830	—	291,830
Total short-term investments	192,345	291,830	—	484,175
Totals	$310,926	$315,274	$—	$626,200

There were no items that were accounted for at fair value on a non-recurring basis for the three months ended March 31, 2018 and 2017. The Company’s Level 2 securities are typically valued utilizing third party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. At March 31, 2018 and December 31, 2017, the Company’s cash and cash equivalents were held by two financial institutions and the amounts on deposit were in excess of Federal Deposit Insurance Company insurance limits. The Company mitigates this risk by depositing its uninsured cash in major well capitalized financial institutions, and by investing excess operating cash in overnight repurchase agreements which are 100% collateralized by U.S. government backed securities with the Company’s bank. The Company has not recognized any losses on its cash and cash equivalents.

6. Stock-Based Compensation

Equity Incentive Plan (the “Plan”)

Effective July 2013, the Company adopted the 2013 Equity Incentive Plan, which was amended in November 2013 (the “2013 Plan”). The 2013 Plan provided for the granting of incentive stock options, non-statutory stock options and the issuance of restricted stock awards. As of March 31, 2018, the Company reserved 1,544,615 shares of common stock authorized for issuance in connection with the 2013 Plan. In connection with the Company’s initial public offering, no further grants will be made under this plan and all remaining shares available for grant were transferred to the 2014 Equity Incentive Plan.

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

The Company has reserved 2,828,874 shares of its common stock to be issued under the 2014 Plan of which 216,282 shares were available for future issuance as of March 31, 2018. Shares authorized will increase automatically on January 1 of each of the years between 2015 through 2024 by the number of shares equal to 3.0% of the aggregate number of outstanding shares of the Company’s common stock as of the immediately preceding December 31. The Company’s Board of Directors (“Board”) may reduce the amount of the increase in any particular year. The 2014 Plan authorizes the award of stock options, restricted stock awards(“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), performance awards and stock bonuses.

The following table summarizes stock option activity for the period from January 1, 2018 through March 31, 2018:

			Average
		Weighted-	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic Value
	of Shares	Exercise Price	Term (in years)	(in thousands)
Outstanding at January 1, 2018	3,225,356	$25.82	7.72	$188,626
Granted	1,261,700	86.97
Exercised	(63,496)	3.61
Forfeited and expired	(28,500)	89.00
Outstanding at March 31, 2018	4,395,060	$43.28	8.14	$317,176
Vested and expected to vest at March 31, 2018	4,177,316	$41.89	8.08	$307,241
Exercisable at March 31, 2018	1,917,182	$17.38	6.84	$187,862
Weighted-average grant date fair value of options granted during the three months ended March 31, 2018	$52.91

As of March 31, 2018, there was $99.9 million of total unrecognized compensation expense related to options granted but not yet vested of which $9.4 million was attributable to non-employee awards and subject to re-measurement until vested. The total unrecognized compensation expense of $99.9 million will be recognized as expense over a weighted-average period of 3.34 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of option awards with the following weighted-average assumptions, certain of which are based on industry comparative information, for the period indicated:

Three Months Ended March 31, 2018
Risk-free interest rate	2.35%
Expected dividend yield	0.00%
Expected stock price volatility	64.68%
Expected term of options (in years)	6.2
Expected forfeiture rate	9.44%

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

Share-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Research and development	$4,283	$2,406
General and administrative	5,368	1,568
	$9,651	$3,974

7. Commitments and Contingencies

Array Bio Pharma (“Array”) Collaboration

On July 3, 2013, the Company signed a multi-year strategic collaboration agreement with Array, and this agreement was subsequently amended on November 26, 2013, April 10, 2014, October 13, 2014, March 31, 2015 and February 18, 2016. Under the terms of the collaboration agreement, the Company obtained certain rights to Array’s tropomyosin receptor kinase (“TRK”) inhibitor program, as well as additional novel oncology targets, including rearranged during transfection (“RET”) and fibroblast growth factor receptor (“FGFR”). The Company received worldwide commercial rights to each product candidate from the collaboration and Array participates in any potential successes through milestones and royalties.

With respect to the discovery and preclinical program, the collaboration agreement, as amended, runs through September 30, 2017, and the Company has the option to extend the term for up to one additional one-year renewal period by providing written notice to Array at least three months before the end of the initial discovery and preclinical development programs term. This option was exercised during the three-month period ended June 30, 2017. Therefore, the current agreement runs through September 30, 2018.

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

As part of the agreement the Company agreed to pay Array a fixed amount per month, based on Array’s commitment to provide full-time equivalents and other support relating to the conduct of the discovery and preclinical development programs. The Company incurred $2.4 million and $1.9 million of research and development expenses under the Array Agreement for the three months ended March 31, 2018 and 2017.

Milestones

With respect to product candidates directed to TRK, including larotrectinib and LOXO-195, the Company could be required to pay Array up to $223 million in milestone payments for each compound, the substantial majority of which are due upon the achievement of commercial milestones. The Company has made or accrued $7.0 million and $1.3 million in larotrectinib and LOXO-195 milestone payments, respectively, from inception through March 31, 2018. No expense relating to a milestone payment was recognized in research and development expenses for either larotrectinib or LOXO-195 in the three months ended March 31, 2018 and 2017.

With respect to product candidates directed to targets other than TRK, including LOXO-292, the Company could be required to pay Array up to $213 million in milestone payments, the substantial majority of which are due upon the achievement of commercial milestones. The Company has made or accrued $1.3 million in LOXO-292 milestone payments from inception through March 31, 2018. No expense relating to a milestone payment was recognized in research and development expenses for other product candidates, including LOXO-292, in the three months ended March 31, 2018 and 2017.

Royalties

The Company is required to pay Array mid-single digit royalties on worldwide net sales of products that were discovered under the agreement. With respect to the royalty on products directed to targets other than TRK, the Company has the right to credit certain milestone payments against royalties on sales of products directed to such target.

Research and Development Arrangements

In the course of normal business operations, the Company enters into agreements with contract research organizations(“CROs”), to assist in the performance of research and development and preclinical activities and contract manufacturers to assist with CMC related expenses. Expenditures to CROs may represent a significant cost in preclinical and clinical development for the Company in future periods. The Company can elect to discontinue the work under these agreements at any time. The Company also enters into agreements with third parties, to develop and commercialize companion diagnostics.  The Company could also enter into additional collaborative research, contract research, manufacturing and supplier agreements in the future, which may require upfront payments and long-term commitments of cash.

Legal Proceedings

The Company is not involved in any legal proceeding that it expects to have a material effect on its business, financial condition, results of operations and cash flows.

8. Related Party Transactions

Dr. Lori Kunkel, a board member, had a consulting agreement with the Company to assist in the Company’s drug development process which was modified effective as of October 31, 2015, to provide that she receives only the standard director compensation for her services. Dr. Kunkel also received stock option grants in 2013 and 2014 as compensation for her consulting services which continue to vest. During the three months ended March 31, 2018 and 2017, the Company recognized stock-based compensation expense of $0.4 million and $0.8 million in accordance with the terms of the consulting agreement.

Dr. Keith Flaherty, a board member, has an agreement with the Company to serve as its Scientific Advisor Board (“SAB”) Chair for which he receives cash compensation. Dr. Flaherty also received stock option grants in 2013, 2014, and 2018 as compensation for his SAB services which continue to vest. Both cash compensation that was expensed as incurred and stock-based compensation are recorded as a component of research and development expenses. During both the three months ended March 31, 2018 and 2017, the Company recognized cash compensation expense of $15 thousand and during the three months ended March 31, 2018 and 2017, the Company recognized stock-based compensation expense of $0.4 million and $0.6 million in accordance with the terms of the SAB agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The interim unaudited condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the SEC on March 1, 2018. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Loxo” refer to Loxo Oncology, Inc.

Forward Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (“the Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”), which are subject to the “safe harbor” created by those sections. This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. You should refer to the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

With our scientific knowledge, collaborative partnerships and targeted approach, we are developing multiple small molecule therapeutics utilizing focused clinical development strategies in well-defined patient populations. Larotrectinib, a selective TRK inhibitor currently in clinical development, is being evaluated in three ongoing multi-center studies that include patients with solid tumors that harbor TRK gene fusions. In March 2018, we announced that we completed the rolling submission of a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) for larotrectinib for the treatment of adult and pediatric patients with locally advanced or metastatic solid tumors harboring an NTRK gene fusion. We also have programs in development for TRK (LOXO-195), RET (LOXO-292), BTK (LOXO-305), FGFR and other targets.

Since inception, we have incurred significant operating losses. Our net loss for the three months ended March 31, 2018 was $3.6 million, including approximately $32.0 million of total research and development expenses, and approximately $12.2 million of total general and administrative expenses, partially offset by revenue from our Bayer collaboration agreement of $38.4 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the discovery, development and clinical trials of, and seek regulatory approval for and pursue potential commercialization of, our product candidates. In addition, we will also incur additional expenses if and as we enter into additional collaboration agreements, acquire or in-license products and technologies, expand our collaboration with Array, enter into companion diagnostics collaborations, establish sales, marketing and distribution infrastructure and/or expand and protect our intellectual property portfolio.

While we have substantial cash on hand for immediate operations, we will need to obtain substantial additional funding in connection with our long term continuing operations. We will seek to fund our operations through the sale of equity, debt financings or other sources, including potential collaborations. We may be unable to raise additional funds or enter into such other agreements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates.

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

We will lead global development activities and regulatory activities in the United States. Bayer will lead regulatory activities outside the United States and global commercial activities. Globally, we will be responsible for 50% of development costs. In the United States, where we and Bayer will co-promote the products, we will be responsible for 50% of the commercial costs and receive 50% of the profits. We will have the right to opt-out of the U.S. co-promotion, in which case we would receive a royalty in the low thirties percent range on U.S. net sales, which is meant to approximate the economics of the 50/50 profit split.

Outside of the United States, where Bayer will commercialize, Bayer will pay us tiered, double digit royalties on net sales, and sales milestones totaling $475.0 million.

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

Components of Operating Results

Revenue from Collaboration Agreement

Our revenue from collaboration agreement is derived from payments we receive under the license, development and commercialization collaboration agreement with Bayer. This currently includes a portion of the upfront payment, to be recognized as revenue over time using a proportional performance method as the related research and development activities are performed by us, partially offset by our share of co-promote costs.

Research and Development Expenses

Research and development costs are charged to expense as incurred. These costs include, but are not limited to, employee-related expenses, including salaries, benefits, stock-based compensation and travel as well as expenses related to asset acquisitions of IPR&D, third-party collaborations, contract research arrangements and activities associated with the development of companion diagnostics for our product candidates. Under the Bayer Agreement, we receive reimbursement for 50% of its development activity expenses incurred for larotrectinib and LOXO-195 beginning January 1, 2018. This reimbursement is recorded as a reduction to our research and development costs.

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

We believe there have been no significant changes in our critical accounting policies as discussed in our Form 10-K filed on March 1, 2018 with the SEC, except for those related to our collaboration agreement with Bayer and from the adoption of new accounting standards, as described in Note 2 to these condensed consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017 (in thousands)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Change
	(unaudited)	(unaudited)
Revenue from collaboration agreement	$38,429	$—	$38,429

Operating expenses:
Research and development	31,990	20,169	11,821
General and administrative	12,194	4,773	7,421
Total operating expenses	44,184	24,942	19,242
Loss from operations	(5,755)	(24,942)	19,187

Interest income, net	2,197	414	1,783

Net loss	$(3,558)	$(24,528)	$20,970

Revenue from collaboration agreement

For the three months ended March 31, 2018, we recognized $38.4 million of revenues under the Bayer Agreement which includes the components in the table below. We did not recognize any revenue from collaboration agreements during the three months ended March 31, 2017.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2018	2017
	(unaudited)	(unaudited)
Upfront:
Revenue recognized from $400M upfront payment	$42,853	$—

Milestones	—	—

Royalties	—	—

Co-promote:
Product revenue subject to profit sharing (as recorded by Bayer)	—	—
Combined cost of goods sold, distribution, selling, general and administrative expenses	(8,848)	—
Combined collaboration co-promotion profit/(loss)	(8,848)	—

Loxo Oncology’s 50/50 share of collaboration co-promotion profit/(loss)	(4,424)	—

Total revenue from collaboration agreement	$38,429	$—

A portion of this amount represents the amount of the $400.0 million upfront license fee recognized as revenue using a proportional performance method based on actual research and development costs incurred from the effective date of the Bayer Agreement as a percentage of the current projected development costs.

The Company has not yet recognized any revenues for milestone payments as the related regulatory or sales milestones have not yet been achieved.

The Company and Bayer make quarterly cost-sharing payments to one another in amounts necessary to ensure that each party bears its contractual share of the overall shared co-promote profits/costs incurred.  For the three months ended March 31, 2018, the Company recognized $42.9 million of revenue under the Bayer Agreement related to the portion of the upfront payment earned during the period, partially offset by $4.4 million in co-promote costs.

Research and development expenses

Research and development expenses were $32.0 million for the three months ended March 31, 2018, compared to $20.2 million for the three months ended March 31, 2017. The increase was primarily due to expanded development activities including clinical costs, CMC related expenses and costs related to companion diagnostics development, as well as additional expenses related to our other programs. These numbers are net of 50/50 cost-sharing with Bayer for larotrectinib and LOXO-195 development costs. We also had higher headcount and employment-related costs, as well as higher stock-based compensation costs. As a result, we had increases in LOXO-292 development expenses of $9.6 million, LOXO-305 development costs of $3.0 million, Array full-time equivalents of $0.5 million, and stock-based compensation of $1.9 million. This was offset by a decrease in larotrectinib and LOXO-195 development expenses of $4.8 million primarily due to the 50/50 cost sharing with Bayer.

General and administrative expenses

General and administrative expenses were $12.2 million for the three months ended March 31, 2018, compared to $4.8 million for the three months ended March 31, 2017. The increase was primarily due to increases in general and administrative professional fees of $1.7 million, stock-based compensation expense of $3.8 million and employment costs and other costs of $1.3 million.

Interest income, net

Interest income was $2.2 million for the three months ended March 31, 2018, compared to $0.4 million for the three months ended March 31, 2017. The increase was primarily due to the increase in short and long-term investment balances as of March 31, 2018 as compared to March 31, 2017.

Liquidity and Capital Resources

Our financial statements and related disclosures have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should we be unable to continue in existence. We have not generated any revenues from products and have not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing and commercialization of our products will require significant additional financing.  We incurred a net loss of $3.6 million for the three months ended March 31, 2018. Net cash provided by operating activities was $109.8 million during the three months ended March 31, 2018. At March 31, 2018, we had an accumulated deficit of $291.7 million, and working capital of $516.2 million. Aggregate cash equivalents and investments were $735.6 million at March 31, 2018. Management expects to incur substantial and increasing losses in future periods.

Our ability to successfully pursue our business is subject to certain risks and uncertainties, including among others, uncertainty of product development, competition from third parties, uncertainty of capital availability, uncertainty in our ability to enter into agreements with collaborative partners, dependence on third parties, and dependence on key personnel. Historically, we have financed our operations principally through private placements of preferred stock, our initial public offering of common stock, follow-on offerings of common stock and the $400.0 million upfront payment received from our collaboration with Bayer. We plan to finance future operations with a combination of proceeds from the issuance of equity, debt and other sources, our collaboration with Bayer and other potential collaborations and revenues from future product sales, if any. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our planned products. We believe that our existing cash, cash equivalents and investments as of March 31, 2018, will be sufficient to enable us to continue as a going concern through at least May 9, 2019.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2018	2017
	(unaudited)	(unaudited)
Net cash (used in) provided by:
Operating activities	$109,767	$(26,676)
Investing activities	(148,241)	(84,690)
Financing activities	229	129,486
Net (decrease) increase in cash, cash equivalents and restricted cash	$(38,245)	$18,120

Net cash provided by operating activities

Net cash provided by operating activities was $109.8 million for the three months ended March 31, 2018 and consisted of an increase in cash collected on the receivables from collaboration partner of $145.5 million and an increase in accounts payable of $1.8 million as well as noncash expenses of $9.5 million, primarily attributable to stock-based compensation expense, partially offset by a net loss of $3.6 million and a decrease in deferred revenue of $42.9 million.

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

Net cash used in investing activities

Net cash used in investing activities for the three months ended March 31, 2018 totaled $148.2 million and consisted primarily of $214.4 million of available-for-sale security purchases, partially offset by $66.9 million of proceeds from maturing available-for-sale securities.

Net cash used in investing activities for the three months ended March 31, 2017 totaled $84.7 million and consisted primarily of $120.3 million of available-for-sale security purchases, partially offset by $35.7 million of proceeds from maturing available-for-sale securities.

Net cash provided by financing activities

Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2018, which was due to proceeds from the exercise of employee stock options.

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

Contractual Obligations and Commitments

Purchase Commitments

Other than amounts due for the leases of our office locations and under the Array collaboration agreement, as described below, we have no material non-cancelable purchase commitments with contract manufacturers or service providers as we have generally contracted on a cancelable basis.

Array Collaboration

On July 3, 2013, the Company signed a multi-year strategic collaboration agreement with Array, and this agreement was subsequently amended on November 26, 2013, April 10, 2014, October 13, 2014, March 31, 2015 and February 18, 2016. Under the terms of the collaboration agreement, the Company obtained certain rights to Array’s tropomyosin receptor kinase inhibitor program, as well as additional novel oncology targets, including RET and FGFR. The Company received worldwide commercial rights to each product candidate from the collaboration and Array participates in any potential successes through milestones and royalties.

With respect to the discovery and preclinical program, the collaboration agreement, as amended, runs through September 30, 2017, and the Company has the option to extend the term for up to one additional one-year renewal period by providing written notice to Array at least three months before the end of the initial discovery and preclinical development programs term. This option was exercised during the three-month period ended June 30, 2017. Therefore, the current agreement runs through September 30, 2018.

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

As part of the Array Agreement, as amended, we agreed to pay Array a fixed amount per month, based on Array’s commitment to provide full-time equivalents and other support relating to the conduct of the discovery and preclinical development programs. For the three months ended March 31, 2018 and 2017, we recorded $2.4 million and $1.9 million of research and development expenses related to the collaboration agreement, respectively.

Milestones

With respect to product candidates directed to TRK, including larotrectinib and LOXO-195, we could be required to pay Array up to $223 million in milestone payments for each compound, the substantial majority of which are due upon the achievement of commercial milestones. We have made or accrued $7.0 million and $1.3 million in larotrectinib and LOXO-195 milestone payments, respectively, from inception through March 31, 2018. No expense relating to a milestone payment was recognized in Research and Development expense for either larotrectinib or LOXO-195 in the three months ended March 31, 2018 and 2017.

With respect to product candidates directed to targets other than TRK, including LOXO-292, we could be required to pay Array up to $213 million in milestone payments, the substantial majority of which are due upon the achievement of commercial milestones. We have made or accrued $1.3 million in LOXO-292 milestone payments from inception through March 31, 2018. No expense relating to a milestone payment was recognized in Research and Development expense for other product candidates, including LOXO-292, in the three months ended March 31, 2018 and 2017.

Royalties

We are required to pay Array mid-single digit royalties on worldwide net sales of products developed through the collaboration. With respect to the royalty on products directed to targets other than TRK, we have the right to credit certain milestone payments against royalties on sales of products directed to such target.

Off-Balance Sheet Arrangements

Through March 31, 2018, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of March 31, 2018 and December 31, 2017, we had cash and cash equivalents and investments of $735.6 million and $626.2 million, respectively. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable debt securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our available-sale-securities until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on our evaluation, we believe that our disclosure controls and procedures as of March 31, 2018 are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $3.6 million for the three months ended March 31, 2018. As of March 31, 2018, we had an accumulated deficit of $291.7 million. We have focused primarily on our drug discovery efforts and developing our product candidates. To date, we have financed our operations primarily through private placements of our convertible preferred stock, our initial public offering, our follow-on public offerings and our collaboration agreement with Bayer. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

We currently do not have any products that have gained regulatory approval. We have invested significant financial resources in identifying potential product candidates, funding our collaboration agreement with Array to conduct preclinical studies, conducting clinical development of our product candidates, acquiring the Redx Pharma Plc BTK program and opening scientific labs in Boulder, Colorado.

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

In addition to potentially small populations, the eligibility criteria of our clinical trials will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure and/or that their disease is either severe enough or not too advanced to include them in a study. Additionally, the process of finding and diagnosing patients may prove costly. We also may not be able to identify, recruit and enroll a sufficient number of patients to complete our clinical studies because of the perceived risks and benefits of the product candidate under study, the availability and efficacy of competing therapies and clinical trials, the proximity and availability of clinical study sites for prospective patients, and the patient referral practices of physicians. If patients are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of potential products may be delayed.

If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenue from any of these product candidates could be delayed or prevented. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates, including:

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

•                  lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional clinical studies and increased expenses associated with the services of our CROs and other third parties;

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

In order to execute on our strategy of advancing the clinical development of our product candidates, we have designed clinical trials for larotrectinib, LOXO-292 and LOXO-195, and expect to design future trials, to include patients whose tumors harbor the applicable genetic alterations that we believe contribute to cancer. Our goal is to enroll patients who have the highest probability of responding to the drug, in order to show early evidence of clinical efficacy. If we are unable to include patients whose tumors harbor the applicable genetic alterations, or if our product fails to work as we expect, our ability to assess the therapeutic effect, seek participation in FDA expedited review and approval programs, including Breakthrough Therapy, Fast Track Designation, Priority Review and Accelerated Approval, or otherwise to seek to accelerate clinical development and regulatory timelines, could be compromised, resulting in longer development times, larger trials and a greater likelihood of not obtaining regulatory approval.

We have completed the submission of a rolling NDA for larotrectinib for the treatment of adult and pediatric patients with locally advanced or metastatic solid tumors harboring an NTRK gene fusion.  However, in order to obtain marketing approval from the FDA, we may need to study our product candidates, including larotrectinib,  in clinical trials specific for a given tumor type and this may result in increased time and cost. Even if our product candidate demonstrates efficacy in a particular tumor type, we cannot guarantee that any product candidate, including larotrectinib, will behave similarly in all tumor types, and we may be required to obtain separate regulatory approvals for each tumor type we intend a product candidate to treat. If any of our clinical trials are unsuccessful, our business will suffer. Furthermore, we do not yet know if the NDA for larotrectinib will be considered for accelerated approval or full approval. If larotrectinib is granted accelerated approval, the FDA may impose significant post-marketing commitments that are challenging to satisfy. If these post-marketing commitments are not satisfied within an agreed-upon timeline with FDA, the larotrectinib approval could be rescinded.

Submission of MAAs by Bayer are planned for the EU, Japan and other markets.  Regulatory standards in these territories may differ from those in the U.S. There is risk that larotrectinib will not receive approvals in these territories.

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

For example, toxicology studies for LOXO-292 and LOXO-195 have demonstrated potential side effects that could affect humans, but also may have failed to uncover additional side effects that could affect humans. In the case of larotrectinib, adverse events observed in ongoing clinical trials are discussed in more detail in our Annual Report on Form 10-K filed with the SEC on March 1, 2018, under “Business— Product Candidates—Larotrectinib (TRK Inhibitor)”.

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

Our product candidates must be approved by the FDA pursuant to an NDA in the United States and by the European Medicines Agency (“EMA”) and similar regulatory authorities outside the United States prior to commercialization. The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have little experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs and our collaborators to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities, among other requirements. Our product candidates may not be effective, may be only moderately effective, may not have an acceptable durability of response, may not have an acceptable risk-benefit profile, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. For example, development programs that span many tumor types are relatively novel, and to date, the FDA has approved only one therapy to treat multiple tumor types based on a common biomarker. We cannot be sure that the FDA will file and approve our NDA for larotrectinib or our other product candidates.  In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may also cause delays in or prevent the approval of an application.

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

We do not currently have Fast Track Designation for any of our product candidates but we may seek such designation if we believe such a designation is warranted. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for Fast Track Designation with the FDA. The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Many drugs that have received Fast Track Designation have failed to obtain drug approval.

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

Our product candidates and the activities associated with their development and commercialization, including their testing, manufacturing, recordkeeping, labeling, storage, approval, advertising, promotion, sales and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-approval information and reports, registration and listing requirements, current good manufacturing practices (“cGMP”) requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, including periodic inspections by the FDA and other regulatory authority, restrictions or requirements regarding the distribution of samples to physicians and recordkeeping requirements.

The FDA may also impose requirements for costly post-marketing studies or clinical trials, diagnostic approval, and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding use of their products and if we promote our products beyond their approved indications, we may be subject to enforcement action for off-label promotion. Violations of the Federal Food, Drug and Cosmetic Act relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws.

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

We expect that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

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

On November 14, 2017, we entered into the Bayer Agreement pursuant to which we will collaborate with Bayer to develop and commercialize larotrectinib and LOXO-195. Pursuant to the Bayer Agreement, we have granted co-exclusive development and commercialization licenses to Bayer for both larotrectinib and LOXO-195. We will lead global development activities and U.S. regulatory activities. Bayer will lead ex-U.S. regulatory activities, and global commercial activities. We will co-promote the products with Bayer in the United States. See Note 3 to our unaudited condensed consolidated financial statements.

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

The contractual end of the Array Agreement is currently scheduled for September 30, 2018, unless we otherwise mutually agree to extend. Array has an obligation to test targets during our discovery phase, but we cannot be certain that our collaboration will lead to the discovery of any additional product candidates beyond larotrectinib, LOXO-292, and LOXO-195, or that any of these product candidates will be successfully commercialized and developed. If the Array Agreement is terminated as scheduled, we will develop new ways to discover additional product candidates, and there can be no assurance that we will be successful.

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

Our reliance on these third parties to conduct our clinical trials reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and other regulatory authorities require us to comply with good clinical practices (“GCPs”) for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We are also required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. Arrangements for redundant supply or a source for bulk drug product may be infeasible, too costly, unavailable or inadequate to prevent a delay in clinical development or marketing approval should our existing or future manufacturers experience performance failure. The formulation used in early studies is not necessarily a final formulation for commercialization. Additional, changes may be required by the FDA or other regulatory authorities on specifications and storage conditions. These may require additional studies and may delay our clinical trials.

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

For LOXO-292, examples of such potential competitors include Eisai (lenvatinib), Exelixis (cabozantinib), AstraZeneca (vandetanib), Ariad (ponatinib), Novartis (dovitinib), Roche (alectinib), Pfizer (sunitinib), Roche (RXDX-105) and Blueprint Medicines (BLU-667). There are no selective RET inhibitors approved in RET-specific indications. Several multikinase inhibitors with anti-RET activity are part of ongoing RET-focused development programs: Eisai (lenvatinib), Exelixis (cabozantinib), AstraZeneca (vandetanib), Ariad (ponatinib), Novartis (dovitinib), Roche (alectinib), Pfizer (sunitinib) and Roche (RXDX-105). A compound from Blueprint Medicines (BLU-667) was developed to be a selective RET inhibitor and is currently in clinical development and there are preclinical selective RET inhibitor programs from Taiho Oncology, Nerviano Medical Sciences, and cancer Research UK.

For LOXO-305, examples of such potential competitors include Abbvie/Pharmacyclics (ibrutinib), AstraZeneca (acalabrutinib), Beigene (BGB-3111), Gilead/Ono (GS-4059), ArQule (ARQ-531), Sunesis (SNS-062), Biogen (BIIB-068), Celgene (CC-292), Principia (PRN1008, PRN2246), Bristol-Myers Squibb (BMS-986142), Genentech (GDC-0853), Roche (RN983) and Impetis (PNQ-154). Also, drugs that work by different mechanisms, other than BTK inhibition, are available or could be developed in patient populations relevant to LOXO-305 —these include classes such as BCL-2 inhibitors (e.g. Roche/Abbvie, venetoclax), anti-CD20 biologics (e.g. Roche, rituximab), PI3kd inhibitors (e.g. Gilead, idelalisib), CAR-T therapies and cytotoxic chemotherapy.

For the FGFR program, examples of such potential competitors include J&J (JNJ- 42756493), QED Therapeutics (BGJ-398, dovitinib), AstraZeneca (AZD4547), Clovis Oncology (lucitinib), Chugai (CH5183284), Bayer (BAY 1163877, BAY 1179470), Lilly (LY2874455), Eisai (E7090), Taiho (TAS-120), Boehringer Ingelheim (nintedanib), Ariad (ponatinib), FivePrime (FP-1039, FPA144), Incyte (INCB54828), ArQule (ARQ087), BioClinica (MFGR1877S) and Principia (PRN1371).

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

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the U.S. PTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

For example, we may collaborate with the United States and foreign academic institutions to accelerate our discovery and preclinical development work under written agreements with these institutions. Typically, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such right of first negotiation for intellectual property, we may be unable to negotiate a license within the specified time frame or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our program.

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

We are an early-stage clinical development company with a limited operating history and, as of March 31, 2018, had 73 full-time employees. We are highly dependent on the research and development, clinical and business development expertise of Joshua H. Bilenker, M.D., our President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

If stockholders do not approve an increase in the number of shares issuable under our 2014 Equity Incentive Plan, our ability to recruit and retain employees and remain competitive may be materially and adversely affected.

At our annual meeting of stockholders to be held on June 13, 2018, we are seeking stockholder approval for an increase of 1,500,000 shares issuable under our 2014 Equity Incentive Plan, among other changes. Our Board believes that stockholder approval of the 2014 Equity Incentive Plan share increase is critically important for our continued success and enhancement of stockholder value. If the 2014 Equity Incentive Plan share increase is not approved by our stockholders, we will have reduced flexibility to use equity-based compensation as a meaningful component of compensation and instead may be forced to rely more intensively on cash compensation and may have a more difficult time hiring or retaining employees. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

Stockholder approval of the share increase under the 2014 Equity Incentive Plan is necessary in order for us to meet the stockholder approval requirements of Nasdaq. Failure to obtain stockholder approval for an increase in the magnitude we seek may place us at a severe disadvantage from a talent retention and recruitment perspective. Our inability to fully deploy equity-based compensation may place us at a competitive disadvantage with respect to the recruitment and retention of executive, technical and other talent. Historically, equity-based compensation has been a meaningful component of compensation for our employees and a key method of motivating our employees and consultants to strive for organizational success.

Limitations on our ability to use equity-based compensation as part of our recruitment, retention and acquisition efforts would require us to increase the use of cash compensation, which could significantly decrease our working capital.

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

As of March 31, 2018, there were 216,282 shares of our common stock available for future grant under our 2014 Equity Incentive Plan. Additionally, as of March 31, 2018, there were outstanding options to purchase up to 4,395,060 shares of our common stock. Any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  Sales of Unregistered Securities

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

On May 7, 2018, our Board approved entering into amended and restated change of control and severance agreements (“amended and restated severance agreements”) with our following named executive officers:

•                  Jennifer Burstein, our principal financial officer and SVP of Finance; and

•                  Jake Van Naarden, our Chief Business Officer.

The amendments to the severance agreements clarify that if the named executive officer no longer reports to the CEO of the successor or parent company, following a change of control, he or she may resign for good reason. This description of the amended and restated severance agreements is qualified in all respects by reference to the full text of the agreement, filed hereto as Exhibit 10.1.

On May 8, 2018, we entered into an amended and restated employment agreement with Joshua H. Bilenker, M.D., our CEO.

The amended and restated employment agreement restates the current terms of Dr. Bilenker’s annual base salary of $600,000, as well as eligibility to receive an annual target bonus equal to 60% of his base salary, and also provides for future annual equity awards in the discretion of the Board.  Additionally, the employment agreement was revised to provide that if Dr. Bilenker is subject to a qualifying termination within the three months preceding a change in control (but after a legally binding and definitive agreement for a potential change in control has been executed) or within the 12 months following a change in control, the severance agreements provide the following benefits in exchange for a customary release of claims, complying with non-competition provisions, resigning from the board of directors on the date that his employment terminates, and returning to us all of our property and confidential information that is in his possession or control, then Dr. Bilenker is entitled to receive twenty-four (24) months of salary continuation payable in a lump sum, a lump sum equal to two times his target bonus for the year, and reimbursement for continuation coverage under COBRA for Dr. Bilenker and his eligible dependents until the earlier of twenty-four (24) months, the date Dr. Bilenker is eligible to receive substantially similar coverage from another employer and the date Dr. Bilenker is no longer eligible to receive COBRA coverage. The definition of “good reason” was updated to clarify that if Dr. Bilenker is not the CEO of the successor or parent company, following a change of control, he may resign for good reason. This description of the amended and restated offer letter is qualified in all respects by reference to the full text of the agreement, filed hereto as Exhibit 10.2

ITEM 6. EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit Number	Description

10.1*	Form of Amended and Restated Change of Control and Severance Agreement

10.2*	Amended and Restated Employment Agreement

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

Date: May 8, 2018

LOXO ONCOLOGY, INC.

By:	/s/ Joshua H. Bilenker, M.D.
Joshua H. Bilenker, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2018

LOXO ONCOLOGY, INC.

By:	/s/ Jennifer Burstein
Jennifer Burstein
Senior Vice President of Finance
(Principal Accounting Officer and
Principal Financial Officer)