Form 10-Q
period 2018-06-30
Loxo Oncology, Inc.
filed 2018-08-09
CIK 1581720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Common Stock, $0.0001 par value	Shares outstanding as of July 31, 2018: 30,470,070

PART I

ITEM 1. FINANCIAL STATEMENTS

LOXO ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$147,650	$142,025
Short-term investments	523,338	484,175
Receivable from collaboration partner	—	150,000
Other prepaid expenses and current assets	5,749	5,607
Total current assets	676,737	781,807
Long term investments	35,413	—
Property and equipment, net	3,333	912
Other assets	1,027	723
Total assets	$716,510	$783,442
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,789	$3,996
Payable due to collaboration partner	593	—
Accrued expenses and other current liabilities	34,386	22,537
Current portion of deferred revenue	146,139	195,037
Total current liabilities	185,907	221,570
Non-current portion of deferred revenue	138,479	183,662
Total liabilities	324,386	405,232
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.0001 par value; 125,000,000 shares authorized; 30,426,546 and 29,991,884 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	695,996	666,891
Accumulated deficit	(303,396)	(288,112)
Accumulated other comprehensive loss	(479)	(572)
Total stockholders’ equity	392,124	378,210
Total liabilities and stockholders’ equity	$716,510	$783,442

See accompanying notes to unaudited condensed consolidated financial statements.

LOXO ONCOLOGY, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenue from collaboration agreement	$42,601	$—	$81,030	$—

Operating expenses:
Research and development	41,555	24,398	73,545	44,567
General and administrative	15,742	6,515	27,936	11,288
Total operating expenses	57,297	30,913	101,481	55,855
Loss from operations	(14,696)	(30,913)	(20,451)	(55,855)
Interest income, net	2,970	512	5,167	926
Net loss	$(11,726)	$(30,401)	$(15,284)	$(54,929)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.39)	$(1.14)	$(0.51)	$(2.10)
Weighted average shares outstanding, basic and diluted	30,156,986	26,586,610	30,091,587	26,129,869

See accompanying notes to unaudited condensed consolidated financial statements.

LOXO ONCOLOGY, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net loss	$(11,726)	$(30,401)	$(15,284)	$(54,929)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	204	—	93	(144)
Comprehensive loss	$(11,522)	$(30,401)	$(15,191)	$(55,073)

See accompanying notes to unaudited condensed consolidated financial statements.

LOXO ONCOLOGY, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

For the period from January 1, 2018 to June 30, 2018

(in thousands except share and per share amounts)

	Stockholders’ equity
	Common stock				Accumulated
		$0.0001	Additional		Other	Total
		Par	Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2018	29,991,884	$3	$666,891	$(288,112)	$(572)	$378,210
Stock-based compensation expense	—	—	21,997	—	—	21,997
Stock option exercises	434,662	—	7,108	—	—	7,108
Other comprehensive income	—	—	—	—	93	93
Net loss	—	—	—	(15,284)	—	(15,284)
Balance at June 30, 2018	30,426,546	$3	$695,996	$(303,396)	$(479)	$392,124

See accompanying notes to unaudited condensed consolidated financial statements.

LOXO ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Operating activities:
Net loss	$(15,284)	$(54,929)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of premium and discounts on investments	(759)	122
Depreciation of property and equipment	186	48
Stock-based compensation	21,997	9,410
Changes in operating assets and liabilities:
Receivable from collaboration partner	150,000	—
Prepaid expenses and other assets	(445)	(918)
Accounts payable	793	1,114
Payable due to collaboration partner	593	—
Accrued expenses and other current liabilities	11,849	(5,075)
Deferred revenue	(94,081)	—
Net cash provided by (used in) operating activities	74,849	(50,228)
Investing activities:
Purchases of available-for-sale securities	(298,637)	(168,708)
Proceeds from maturing available-for-sale securities	224,913	72,558
Purchase of property and equipment	(2,607)	(164)
Net cash used in investing activities	(76,331)	(96,314)
Financing activities:
Proceeds from issuance of common stock, net	—	375,277
Proceeds from the exercise of stock options	7,108	1,472
Net cash provided by (used in) financing activities	7,108	376,749
Net increase (decrease) in cash, cash equivalents and restricted cash	5,626	230,207
Cash, cash equivalents and restricted cash—beginning of period	142,341	30,376
Cash, cash equivalents and restricted cash—end of period	$147,967	$260,583

See accompanying notes to unaudited condensed consolidated financial statements.

LOXO ONCOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2018

1.                                      Organization and Description of the Business

Loxo Oncology, Inc. (the “Company”) was incorporated on May 9, 2013 in the State of Delaware. The Company is a biopharmaceutical company developing highly selective medicines for patients with genomically defined cancers. Its pipeline focuses on cancers that are uniquely dependent on single gene abnormalities, such that a single drug has the potential to treat the cancer with dramatic effect. The Company operates in one segment and has its principal office in Stamford, Connecticut.

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

The accompanying balance sheet as of June 30, 2018, the statements of operations for the three and six months ended June 30, 2018 and 2017, the statements of comprehensive loss for the three and six months ended June 30, 2018 and 2017, the statement of stockholders’ equity for the period from January 1, 2018 to June 30, 2018 and the statements of cash flows for the six months ended June 30, 2018 and 2017 are unaudited.

The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2018, the results of its operations for the three and six months ended June 30, 2018 and 2017 and its cash flows for the six months ended June 30, 2018 and 2017. Certain amounts from prior periods have been reclassified to conform to the current period presentation. Additionally, operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2018.

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

Co-promote: In the United States, where the Company and Bayer will co-promote the products, the Company will be responsible for 50% of the commercial costs and receive 50% of the profits. Co-promote net cost/profit will be recognized when the related expenses and sales occur as a decrease/increase to Revenue from collaboration agreement. See Note 3 to the unaudited condensed consolidated financial statements for details of the co-promote net cost incurred to date.

Royalties: Sales-based royalties, including milestone payments based on the level of sales, will be recognized when the related sales occur. To date, the Company has not recognized any royalty revenue resulting from its collaboration arrangement.

Research and Development Expenses

Research and development costs are charged to expense as incurred. These costs include, but are not limited to, employee-related expenses, including salaries, benefits, stock-based compensation and travel as well as expenses related to asset acquisitions of IPR&D, third-party collaborations, contract research arrangements, chemistry, manufacturing and controls (“CMC”) related expenses and activities associated with the development of companion diagnostics for our product candidates. Under the Bayer Agreement, the Company receives reimbursement for 50% of its development activity expenses incurred for larotrectinib and LOXO-195 beginning January 1, 2018. This reimbursement of $7.0 million and $15.3 million for the three and six months ended June 30, 2018, respectively, is recorded as a reduction to the Company’s research and development costs.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheets to the total amount shown in the consolidated statements of cash flows (in thousands):

	June 30, 2018	June 30, 2017
Cash, cash equivalents and restricted cash reconciliation:
Cash and cash equivalents	$147,650	$260,267
Restricted cash included in Other assets	317	316
Total cash, cash equivalents and restricted cash	$147,967	$260,583

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which amended the existing accounting standards for the statement of cash flows by requiring restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 was effective for the Company in the first quarter of 2018. All prior periods were retrospectively adjusted upon adoption of ASU 2016-18.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement — Reporting Comprehensive Income (“ASU 2018-02”), to allow reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 will be effective for annual and interim periods beginning after December 15, 2018, with earlier application permitted. The Company is currently evaluating the impact the standard will have on the Company’s financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation — Stock Compensation (“ASU 2018-07”) intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments.  Currently, the accounting requirements for nonemployee and employee share-based payment transactions are significantly different. ASU 2018-07 expands the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity—Equity-Based Payments to Nonemployees. The amendments in ASU 2018-07 are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact the standard will have on the Company’s financial statements and related disclosures, including early adoption.

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

The Company will lead global development activities and regulatory activities in the United States. Bayer will lead regulatory activities outside the United States and global commercial activities. Globally, the Company will be responsible for 50% of development costs incurred after January 1, 2018. In the United States, where the Company and Bayer will co-promote the products, the Company will be responsible for 50% of the commercial costs and receive 50% of the profits. The Company will have the right to opt-out of the U.S. co-promotion, in which case the Company would receive a royalty in the low thirties percentage range on U.S. net sales, which is meant to approximate the economics of the 50/50 profit split. Both parties will participate on a Global Steering Committee and a Joint Steering Committee and will participate in working groups established by the Committees.

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

The Company concluded that it will utilize a proportional performance method to recognize revenue for the $400.0 million upfront payment under the Bayer Agreement. In applying the proportional performance method of revenue recognition, revenue will be recognized based on actual development costs incurred as a percentage of the total budgeted development costs over the time period the Company completes its development activities for larotrectinib and LOXO-195, which the Company currently believes will be into 2025. A proportional performance method of revenue recognition requires management to make estimates of costs to complete the development activities. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete the Company’s performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

The Company has not yet recognized any revenues for milestone payments as the related regulatory or sales milestones have not yet been achieved.

The Company and Bayer make quarterly cost-sharing payments to one another in amounts necessary to ensure that each party bears its contractual share of the overall shared co-promote profits/costs incurred.

The following table shows the components of revenue from the collaboration agreement for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Upfront:
Revenue recognized from $400M upfront payment	$51,228	$—	$94,081	$—

Milestones	—	—	—	—

Royalties	—	—	—	—

Co-promote:
Product revenue subject to profit sharing (as recorded by Bayer)	—	—	—	—
Combined cost of goods sold, distribution, selling, general and administrative expenses	(17,254)	—	(26,102)	—
Combined collaboration co-promotion profit/(loss)	(17,254)	—	(26,102)	—

Loxo Oncology’s 50/50 share of collaboration co-promotion profit/(loss)	(8,627)	—	(13,051)	—

Total revenue from collaboration agreement	$42,601	$—	$81,030	$—

4.                                      Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Basic and diluted net loss per common share calculation:
Net loss	$(11,726)	$(30,401)	$(15,284)	$(54,929)
Weighted average common shares outstanding — basic and diluted	30,156,986	26,586,610	30,091,587	26,129,869
Net loss per share of common stock — basic and diluted	$(0.39)	$(1.14)	$(0.51)	$(2.10)

The following outstanding securities at June 30, 2018 and 2017 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	June 30, 2018	June 30, 2017
Unvested restricted stock	—	5,502
Stock options	4,250,469	3,089,791
	4,250,469	3,095,293

5.                                      Fair Value Measurements

Financial Instruments

The financial instruments recorded in the Company’s balance sheets include cash and cash equivalents, receivable owed from collaboration partner, payable due to collaboration partner, investments, and accounts payable. Included in cash and cash equivalents are money market funds representing a type of mutual fund required by law to invest in low-risk securities (for example, U.S. government bonds, U.S. treasury bills and commercial paper) and overnight repurchase agreements. Money market funds are structured to maintain the fund’s net asset value at $1.00 per unit, which assists in providing adequate liquidity upon demand by the holder. Money market funds pay dividends that generally reflect short-term interest rates. Thus, only the dividend yield fluctuates. Also included in cash and cash equivalents are U.S. government sponsored enterprise debt securities that have a maturity of 3 months or less from their original acquisition date. Due to their short-term maturity, the carrying amounts of cash and cash equivalents (including money market funds), and accounts payable approximate their fair values. The Company classifies its remaining investments as available-for-sale. Gains or losses on securities sold are based on the specific identification method.

For investments classified as available-for-sale, the Company records unrealized gains or losses resulting from changes in fair value between measurement dates as a component of other comprehensive loss.

(amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018
Overnight repurchase agreements	$44,250	$—	$—	$44,250
Money market funds	71,287	—	—	71,287
Government enterprise debt securities	15,000	—	—	15,000
Total included in cash and cash equivalents	130,537	—	—	130,537

U.S. Government debt securities	155,113	—	(123)	154,990
Government enterprise debt securities	368,699	—	(351)	368,348
Short-term available-for-sale securities	523,812	—	(474)	523,338

U.S. Government debt securities	20,667	—	(5)	20,662
Government enterprise debt securities	14,751	—	—	14,751
Long-term available-for-sale securities	35,418	—	(5)	35,413
Total fair value financial instruments	$689,767	$—	$(479)	$689,288

December 31, 2017
Overnight repurchase agreements	$51,750	$—	$—	$51,750
Money market funds	50,744	—	—	50,744
Government enterprise debt securities	23,444	—	—	23,444
Total included in cash and cash equivalents	125,938	—	—	125,938

U.S. Government debt securities	192,473	1	(129)	192,345
Government enterprise debt securities	292,274	—	(444)	291,830
Short-term available-for-sale securities	484,747	1	(573)	484,175
Total fair value financial instruments	$610,685	$1	$(573)	$610,113

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

The Company’s financial assets measured at fair value on a recurring basis at June 30, 2018 were as follows (in thousands):

	Fair Value Measurements at Measurement Date:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total as of June 30, 2018

Assets:
Cash and cash equivalents
Overnight repurchase agreements	$44,250	$—	$—	$44,250
Money market funds	71,287	—	—	71,287
Government enterprise debt securities	—	15,000	—	15,000
Total cash and cash equivalents	115,537	15,000	—	130,537
Short-term investments
U.S. Government debt securities	154,990	—	—	154,990
Government enterprise debt securities	—	368,348	—	368,348
Total short-term investments	154,990	368,348	—	523,338
Long-term investments
U.S. Government debt securities	20,662	—	—	20,662
Government enterprise debt securities	—	14,751	—	14,751
Total long-term investments	20,662	14,751	—	35,413
Totals	$291,189	$398,099	$—	$689,288

The Company’s financial assets measured at fair value on a recurring basis at December 31, 2017 were as follows (in thousands):

	Fair Value Measurements at Measurement Date:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total as of December 31, 2017

Assets:
Cash and cash equivalents
Overnight repurchase agreements	$51,750	$—	$—	$51,750
Money market funds	50,744	—	—	50,744
Government enterprise debt securities	—	23,444	—	23,444
Total cash and cash equivalents	102,494	23,444	—	125,938
Short-term investments
U.S. Government debt securities	192,345	—	—	192,345
Government enterprise debt securities	—	291,830	—	291,830
Total short-term investments	192,345	291,830	—	484,175
Totals	$294,839	$315,274	$—	$610,113

There were no items that were accounted for at fair value on a non-recurring basis for the six months ended June 30, 2018 and 2017. The Company’s Level 2 securities are typically valued utilizing third party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. At June 30, 2018 and December 31, 2017, the Company’s cash and cash equivalents were held by two financial institutions and the amounts on deposit were in excess of Federal Deposit Insurance Company insurance limits. The Company mitigates this risk by depositing its uninsured cash in major well capitalized financial institutions, and by investing excess operating cash in overnight repurchase agreements which are 100% collateralized by U.S. government backed securities with the Company’s bank. The Company has not recognized any losses on its cash and cash equivalents.

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

In 2018, our Board of Directors approved the grant of non-plan inducement stock options (“non-plan inducement option grants”) to prospective employees pursuant to non-plan stock option agreements as a material inducement for entering into employment with the Company.  The non-plan inducement option grants must be made in connection with the commencement of employment, are subject to the Company’s standard vesting schedule and will expire no more than ten years from their respective dates of grant.  Additionally, recipients of non-plan inducement option grants must meet certain other pre-employment criteria. During the three months ended June 30, 2018, the Company granted 98,525 inducement stock options to employees.

The Company adopted the Amended and Restated 2014 Equity Incentive Plan (the “A&R 2014 Plan”) on April 23, 2018. The A&R 2014 Plan reserved an additional 1,500,000 shares of the Company’s common stock for issuance under the A&R 2014 Plan, subject to certain additions and adjustments, and approved certain amendments to the A&R 2014 Plan to (i) change the automatic “evergreen” increase in shares reserved for issuance under the A&R 2014 Plan from 3% to 4% of the aggregate number of outstanding shares of the Company’s common stock as of the immediately preceding December 31 for each calendar year January 1, 2019 through January 1, 2023, (ii) impose a limit of 30,000 shares as the maximum number of shares that may be granted under the A&R 2014 Plan to each of the Company’s non-employee directors each year, (iii) prohibit shares that are withheld from exercised shares for taxes, payment of exercise price in connection with the exercise of options or stock appreciation rights from returning to the total number of shares reserved for awards, (iv) provide for a prohibition on payment of dividends on unvested awards, (v) prohibit repricing without stockholder approval, (vi) prohibit transfer of awards to third-party institutions for value and (vii) make certain modifications to reflect changes to the tax law by 2017 tax legislation.

As of June 30, 2018, the Company has reserved 5,228,625 shares of its common stock to be issued under the A&R 2014 Plan, including those shares transferred from the 2013 Plan to be issued under the A&R 2014 Plan, of which 1,588,232 shares were available for future issuance. The A&R 2014 Plan authorizes the award of stock options, restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), performance awards and stock bonuses.

The following table summarizes stock option activity for the period from January 1, 2018 through June 30, 2018:

			Average
		Weighted-	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic Value
	of Shares	Exercise Price	Term (in years)	(in thousands)
Outstanding at January 1, 2018	3,225,356	$25.82	7.72	$188,626
Granted	1,488,275	95.39
Exercised	(434,662)	16.35
Expired	—	—
Forfeited	(28,500)	89.00
Outstanding at June 30, 2018	4,250,469	$50.72	8.16	$522,339
Vested and expected to vest at June 30, 2018	4,083,294	$49.64	8.12	$506,222
Exercisable at June 30, 2018	1,793,344	$21.26	6.94	$272,975
Weighted-average grant date fair value of options granted during the six months ended June 30, 2018	$57.83

As of June 30, 2018, there was $113.4 million of total unrecognized compensation expense related to options granted but not yet vested, of which $12.7 million is attributable to non-employee awards and subject to re-measurement until vested. The total unrecognized compensation expense of $113.4 million will be recognized as expense over a weighted-average period of 3.07 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of option awards with the following weighted-average assumptions, certain of which are based on industry comparative information, for the period indicated:

Six Months Ended June 30, 2018
Risk-free interest rate	2.42%
Expected dividend yield	0.00%
Expected stock price volatility	64.73%
Expected term of options (in years)	6.1
Expected forfeiture rate	9.44%

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

Share-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$5,825	$3,456	$10,108	$5,862
General and administrative	6,521	1,979	11,889	3,548
	$12,346	$5,435	$21,997	$9,410

7.                                      Commitments and Contingencies

Array Bio Pharma (“Array”) Collaboration

On July 3, 2013, the Company signed a multi-year strategic collaboration agreement with Array, and this agreement was subsequently amended on November 26, 2013, April 10, 2014, October 13, 2014, March 31, 2015 and February 18, 2016. Under the terms of the collaboration agreement, as amended, the Company obtained certain rights to Array’s tropomyosin receptor kinase (“TRK”) inhibitor program, as well as additional novel oncology targets, including rearranged during transfection (“RET”) and fibroblast growth factor receptor (“FGFR”). The Company received worldwide commercial rights to each product candidate from the collaboration, and Array participates in any potential successes through milestones and royalties.

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

As part of the agreement, the Company agreed to pay Array a fixed amount per month, based on Array’s commitment to provide full-time equivalents and other support relating to the conduct of the discovery and preclinical development programs. For the three months ended June 30, 2018 and 2017, the Company recorded $2.4 million and $2.0 million, respectively, of research and development expenses related to the collaboration agreement. For the six months ended June 30, 2018 and 2017, the Company recorded $4.8 million and $3.9 million, respectively, of research and development expenses related to the collaboration agreement.

Milestones

With respect to product candidates directed to TRK, including larotrectinib and LOXO-195, the Company could be required to pay Array up to $223 million in milestone payments for each compound, the substantial majority of which are due upon the achievement of commercial milestones. The Company has made or accrued $7.0 million and $1.3 million in larotrectinib and LOXO-195 milestone payments, respectively, from inception through June 30, 2018. No expense relating to a milestone payment was recognized in research and development expenses for either larotrectinib or LOXO-195 in the three and six months ended June 30, 2018 and 2017.

With respect to product candidates directed to targets other than TRK, including LOXO-292, the Company could be required to pay Array up to $213 million in milestone payments, the substantial majority of which are due upon the achievement of commercial milestones. The Company has made or accrued $4.3 million in LOXO-292 milestone payments from inception through June 30, 2018. A milestone payment of $3.0 million was recognized in research and development expenses for LOXO-292 in the three and six months ended June 30, 2018. No expense was recognized in research and development expenses for LOXO-292 in the three and six months ended June 30, 2017.

Royalties

The Company is required to pay Array mid-single digit royalties on worldwide net sales of products that were discovered under the agreement. With respect to the royalty on products directed to targets other than TRK, the Company has the right to credit certain milestone payments against royalties on sales of products directed to such target.

Research and Development Arrangements

In the course of normal business operations, the Company enters into agreements with contract research organizations (“CROs”) to assist in the performance of research and development and preclinical activities, and contract manufacturers to assist with CMC related expenses. Expenditures to CROs may represent a significant cost in preclinical and clinical development for the Company in future periods. The Company can elect to discontinue the work under these agreements at any time. The Company also enters into agreements with third parties, to develop and commercialize companion diagnostics. The Company could also enter into additional collaborative research, contract research, manufacturing and supplier agreements in the future, which may require upfront payments and long-term commitments of cash.

Legal Proceedings

The Company is not involved in any legal proceeding that it expects to have a material effect on its business, financial condition, results of operations and cash flows.

8.                                     Related Party Transactions

Dr. Lori Kunkel, a board member, had a consulting agreement with the Company to assist in the Company’s drug development process, which was modified, effective as of October 31, 2015, to provide that she receives only the standard director compensation for her services. Dr. Kunkel also received stock option grants in 2013 and 2014 as compensation for her consulting services, which continue to vest. During the three and six months ended June 30, 2018, the Company recognized stock-based compensation expense of $0.5 million and $0.9 million, respectively, and during the three and six months ended June 30, 2017, the Company recognized stock-based compensation expense of $0.7 million and $1.5 million, respectively, in accordance with the terms of the consulting agreement.

Dr. Keith Flaherty, a board member, has an agreement with the Company to serve as Scientific Advisor Board (“SAB”) Chair for which he receives cash compensation. Dr. Flaherty also received stock option grants in 2013, 2014, and 2018 as compensation for his SAB services, which continue to vest. Both cash compensation that was expensed as incurred and stock-based compensation are recorded as a component of research and development expenses. During the three months ended June 30, 2018 and 2017, the Company recognized cash compensation expense of $18 thousand and $15 thousand, respectively, and stock-based compensation expense of $0.3 million and $1.2 million, respectively, in accordance with the terms of the SAB agreement. During the six months ended June 30, 2018 and 2017, the Company recognized cash compensation expense of $33 thousand and $30 thousand, respectively, and stock-based compensation expense of $0.7 million and $1.9 million, respectively, in accordance with the terms of the SAB agreement.

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

Forward Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. You should refer to the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

Loxo Oncology is a biopharmaceutical company developing highly selective medicines for patients with genomically defined cancers. Our pipeline focuses on cancers that are uniquely dependent on single gene abnormalities, such that a single drug has the potential to treat the cancer with dramatic effect. We believe that the most selective, purpose-built medicines have the highest probability of maximally inhibiting the intended target, thereby delivering best-in-class disease control and safety. Our management team seeks out experienced industry partners, world-class scientific advisors and innovative clinical-regulatory approaches to deliver new cancer therapies to patients as quickly and efficiently as possible.

With our scientific knowledge, collaborative partnerships and targeted approach, we are developing multiple small molecule therapeutics utilizing focused clinical development strategies in well-defined patient populations. Larotrectinib, a selective TRK inhibitor currently in clinical development, is being evaluated in three ongoing multi-center studies that include patients with solid tumors that harbor TRK gene fusions.  In May 2018, we announced that the U.S. Food and Drug Administration (“FDA”) accepted the company’s New Drug Application (“NDA”) and granted Priority Review for larotrectinib for the treatment of adult and pediatric patients with locally advanced or metastatic solid tumors harboring an NTRK gene fusion. The FDA set a target action date of November 26, 2018, under the Prescription Drug User Fee Act (“PDUFA”).

In June 2018, we announced positive interim clinical data from the LOXO-292 dose escalation trial in RET-altered cancers that were presented at the American Society of Clinical Oncology Annual Meeting (“ASCO”). In August 2018, we announced that we recently conducted a meeting with the FDA for LOXO-292. Based on written minutes from FDA, we expect to submit an NDA for LOXO-292 in late 2019, utilizing data generated from the ongoing LIBRETTO-001 clinical trial.

We also have programs in development for TRK (“LOXO-195”), RET (“LOXO-292”), BTK (“LOXO-305”), FGFR and other targets.

Since inception, we have incurred significant operating losses. Our net loss for the three and six months ended June 30, 2018 was $11.7 million and $15.3 million, respectively, including approximately $41.6 million and $73.5 million, respectively, of total research and development expenses, and approximately $15.7 million and $27.9 million, respectively, of total general and administrative expenses, partially offset by revenue from our Bayer collaboration agreement of $42.6 million and $81.0 million, respectively. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the discovery, development and clinical trials of, and seek regulatory approval for and pursue potential commercialization of, our product candidates. In addition, we will also incur additional expenses if and as we enter into additional collaboration agreements, acquire or in-license products and technologies, enter into companion diagnostics collaborations, establish sales, marketing and distribution infrastructure, expand our lab and scientific infrastructure and/or expand and protect our intellectual property portfolio.

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

We will lead global development activities and regulatory activities in the United States. Bayer will lead regulatory activities outside the United States and global commercial activities. Globally, we will be responsible for 50% of development costs incurred after January 1, 2018. In the United States, where we and Bayer will co-promote the products, we will be responsible for 50% of the commercial costs and receive 50% of the profits. We will have the right to opt-out of the U.S. co-promotion, in which case we would receive a royalty in the low thirties percent range on U.S. net sales, which is meant to approximate the economics of the 50/50 profit split.

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

Research and Development Expenses

Research and development costs are charged to expense as incurred. These costs include, but are not limited to, employee-related expenses, including salaries, benefits, stock-based compensation and travel as well as expenses related to asset acquisitions of IPR&D, third-party collaborations, contract research arrangements and activities associated with the development of companion diagnostics for our product candidates.  Under the Bayer Agreement, we receive reimbursement for 50% of our development activity expenses incurred for larotrectinib and LOXO-195 beginning January 1, 2018. This reimbursement is recorded as a reduction to our research and development costs.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017 (in thousands)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Change
	(unaudited)	(unaudited)

Revenue from collaboration agreement	$42,601	$—	$42,601

Operating expenses:
Research and development	41,555	24,398	17,157
General and administrative	15,742	6,515	9,227
Total operating expenses	57,297	30,913	26,384
Loss from operations	(14,696)	(30,913)	16,217
Interest income, net	2,970	512	2,458

Net loss	$(11,726)	$(30,401)	$18,675

Revenue from collaboration agreement

For the three months ended June 30, 2018, we recognized $42.6 million of revenues under the Bayer Agreement which includes the components in the table below. We did not recognize any revenue from collaboration agreements during the three months ended June 30, 2017.

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2018	2017
	(unaudited)	(unaudited)
Upfront:
Revenue recognized from $400M upfront payment	$51,228	$—

Milestones	—	—

Royalties	—	—

Co-promote:
Product revenue subject to profit sharing (as recorded by Bayer)	—	—
Combined cost of goods sold, distribution, selling, general and administrative expenses	(17,254)	—
Combined collaboration co-promotion profit/(loss)	(17,254)	—

Loxo Oncology’s 50/50 share of collaboration co-promotion profit/(loss)	(8,627)	—

Total revenue from collaboration agreement	$42,601	$—

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

The Company and Bayer make quarterly cost-sharing payments to one another in amounts necessary to ensure that each party bears its contractual share of the overall shared co-promote profits/costs incurred.  For the three months ended June 30, 2018, the Company recognized $51.2 million of revenue under the Bayer Agreement related to the portion of the upfront payment earned during the period, partially offset by $8.6 million in co-promote costs.

Research and development expenses

Research and development expenses were $41.6 million for the three months ended June 30, 2018, compared to $24.4 million for the three months ended June 30, 2017. The increase was primarily due to expanded development activities including clinical and CMC related expenses. The expense for the three months ended June 30, 2018 is net of 50/50 cost-sharing with Bayer for larotrectinib and LOXO-195 development costs. We also had higher headcount and employment-related costs, as well as higher stock-based compensation costs. As a result, we had increases in LOXO-292 development expenses of $10.9 million, LOXO-305 development costs of $3.5 million, Array full-time equivalents and milestone payments of $2.5 million, stock-based compensation of $2.4 million, employment-related expenses of $1.6 million and $1.5 million of other research and development costs. This was offset by a decrease in larotrectinib and LOXO-195 development expenses of $6.6 million primarily due to the 50/50 cost sharing with Bayer.

General and administrative expenses

General and administrative expenses were $15.7 million for the three months ended June 30, 2018, compared to $6.5 million for the three months ended June 30, 2017. The increase was primarily due to stock-based compensation expense of $4.5 million, general and administrative professional fees of $2.8 million and employment-related expenses.

Interest income, net

Interest income was $3.0 million for the three months ended June 30, 2018, compared to $0.5 million for the three months ended June 30, 2017. The increase was primarily due to the increase in short and long-term investment balances as of June 30, 2018 as compared to June 30, 2017.

Comparison of the Six Months Ended June 30, 2018 and 2017 (in thousands)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Change
	(unaudited)	(unaudited)

Revenue from collaboration agreement	$81,030	$—	$81,030

Operating expenses:
Research and development	73,545	44,567	28,978
General and administrative	27,936	11,288	16,648
Total operating expenses	101,481	55,855	45,626
Loss from operations	(20,451)	(55,855)	35,404
Interest income, net	5,167	926	4,241

Net loss	$(15,284)	$(54,929)	$39,645

Revenue from collaboration agreement

For the six months ended June 30, 2018, we recognized $81.0 million of revenues under the Bayer Agreement, which includes the components in the table below. We did not recognize any revenue from collaboration agreements during the six months ended June 30, 2017.

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2018	2017
	(unaudited)	(unaudited)
Upfront:
Revenue recognized from $400M upfront payment	$94,081	$—

Milestones	—	—

Royalties	—	—

Co-promote:
Product revenue subject to profit sharing (as recorded by Bayer)	—	—
Combined cost of goods sold, distribution, selling, general and administrative expenses	(26,102)	—
Combined collaboration co-promotion profit/(loss)	(26,102)	—

Loxo Oncology’s 50/50 share of collaboration co-promotion profit/(loss)	(13,051)	—

Total revenue from collaboration agreement	$81,030	$—

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

The Company and Bayer make quarterly cost-sharing payments to one another in amounts necessary to ensure that each party bears its contractual share of the overall shared co-promote profits/costs incurred.  For the six months ended June 30, 2018, the

Company recognized $94.1 million of revenue under the Bayer Agreement related to the portion of the upfront payment earned during the period, partially offset by $13.1 million in co-promote costs.

Research and development expense

Research and development expenses were $73.5 million for the six months ended June 30, 2018, compared to $44.6 million for the six months ended June 30, 2017. The increase was primarily due to expanded development activities, including clinical and CMC related costs and expenses. These numbers are net of 50/50 cost-sharing with Bayer for larotrectinib and LOXO-195 development costs for the 2018 period. We also had higher headcount and employment-related costs, as well as higher stock-based compensation costs. As a result, we had increases in LOXO-292 development expenses of $20.5 million, LOXO-305 development costs of $6.4 million, Array full-time equivalents and milestone payments of $3.0 million, stock-based compensation of $4.2 million, employment-related expenses of $2.9 million, and $3.0 million of other various research and development costs, including insurance and facility expenses. This was offset by a decrease in larotrectinib and LOXO-195 development expenses of $12.7 million primarily due to the 50/50 cost sharing with Bayer.

General and administrative expense

General and administrative expenses were $27.9 million for the six months ended June 30, 2018, compared to $11.3 million for the six months ended June 30, 2017. The increase was primarily due to increases in general and administrative professional fees of $4.6 million, stock-based compensation expense of $8.3 million, employment-related costs of $3.0 million and $1.0 million of facility and other general and administrative costs.

Interest income, net

Interest income was $5.2 million for the six months ended June 30, 2018, compared to $0.9 million for the six months ended June 30, 2017. The increase was primarily due to the increase in short and long-term investment balances as of June 30, 2018 as compared to June 30, 2017.

Liquidity and Capital Resources

Our financial statements and related disclosures have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should we be unable to continue in existence. We have not generated any revenues from products and have not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing and commercialization of our products will require significant additional financing.  We incurred a net loss of $15.3 million for the six months ended June 30, 2018. Net cash provided by operating activities was $74.8 million during the six months ended June 30, 2018. At June 30, 2018, we had an accumulated deficit of $303.4 million, and working capital of $490.8 million. Aggregate cash equivalents and investments were $706.4 million at June 30, 2018. Management expects to incur substantial and increasing losses in future periods.

Our ability to successfully pursue our business is subject to certain risks and uncertainties, including among others, uncertainty of product development, competition from third parties, uncertainty of capital availability, uncertainty in our ability to enter into agreements with collaborative partners, dependence on third parties, and dependence on key personnel. Historically, we have financed our operations principally through private placements of preferred stock, our initial public offering of common stock, follow-on offerings of common stock and the $400.0 million upfront payment received from our collaboration with Bayer. We plan to finance future operations with a combination of proceeds from the issuance of equity, debt and other sources, our collaboration with Bayer and other potential collaborations and revenues from future product sales, if any. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our planned products. We believe that our existing cash, cash equivalents and investments as of June 30, 2018, will be sufficient to enable us to continue as a going concern through at least August 9, 2019.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2018	2017
	(unaudited)	(unaudited)
Net cash provided by (used in):
Operating activities	$74,849	$(50,228)
Investing activities	(76,331)	(96,314)
Financing activities	7,108	376,749
Net increase in cash, cash equivalents and restricted cash	$5,626	$230,207

Net cash provided by (used in) operating activities

Net cash provided by operating activities was $74.8 million for the six months ended June 30, 2018 and consisted primarily of the receipt of $150.0 million cash from our collaboration partner, non-cash stock-based compensation expense of $22.0 million, an increase in accrued expenses and other current liabilities of $11.8 million and an increase in accounts payable of $1.4 million. This was offset by a net loss of $15.3 million and a decrease in deferred revenue of $94.1 million.

Net cash used in operating activities was $50.2 million for the six months ended June 30, 2017 and consisted primarily of a net loss of $54.9 million and a decrease in accrued expenses and other current liabilities of $5.1 million, an increase in accounts payable of $1.1 million, and a decrease in prepaid expenses and other current assets of $0.9 million. This was offset by noncash expenses of $9.6 million, primarily attributable to stock-based-compensation expense.

Net cash used in investing activities

Net cash used in investing activities for the six months ended June 30, 2018 totaled $76.3 million and consisted primarily of $298.6 million of available for sale security purchases offset by $224.9 million of proceeds from maturing available-for-sale securities.

Net cash used in investing activities for the six months ended June 30, 2017 totaled $96.3 million and consisted primarily of $168.7 million of available for sale security purchases offset by $72.6 million of proceeds from maturing available-for-sale securities.

Net cash provided by financing activities

Net cash provided by financing activities was $7.1 million for the six months ended June 30, 2018, which was due to proceeds from the exercise of employee stock options.

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

Array Collaboration

On July 3, 2013, we signed a multi-year strategic collaboration agreement with Array, and this agreement was subsequently amended on November 26, 2013, April 10, 2014, October 13, 2014, March 31, 2015 and February 18, 2016. Under the terms of the collaboration agreement, we obtained certain rights to Array’s tropomyosin receptor kinase inhibitor program, as well as additional novel oncology targets, including RET and FGFR. We received worldwide commercial rights to each product candidate from the collaboration and Array participates in any potential successes through milestones and royalties.

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

As part of the Array Agreement, as amended, we agreed to pay Array a fixed amount per month, based on Array’s commitment to provide full-time equivalents and other support relating to the conduct of the discovery and preclinical development programs. For the three months ended June 30, 2018 and 2017, we recorded $2.4 million and $2.0 million, respectively, of research and development expenses related to the collaboration agreement. For the six months ended June 30, 2018 and 2017, we recorded $4.8 million and $3.9 million, respectively, of research and development expenses related to the collaboration agreement.

Milestones

With respect to product candidates directed to TRK, including larotrectinib and LOXO-195, we could be required to pay Array up to $223 million in milestone payments for each compound, the substantial majority of which are due upon the achievement of commercial milestones. We have made or accrued $7.0 million and $1.3 million in larotrectinib and LOXO-195 milestone payments, respectively, from inception through June 30, 2018. No expense relating to a milestone payment was recognized in research and development expenses for either larotrectinib or LOXO-195 in the three and six months ended June 30, 2018 and 2017.

With respect to product candidates directed to targets other than TRK, including LOXO-292, we could be required to pay Array up to $213 million in milestone payments, the substantial majority of which are due upon the achievement of commercial milestones. We have made or accrued $4.3 million in LOXO-292 milestone payments from inception through June 30, 2018. A milestone payment of $3.0 million was recognized in research and development expenses for LOXO-292 in the three and six months ended June 30, 2018. No expense was recognized in research and development expenses for LOXO-292 in the three and six months ended June 30, 2017.

Royalties

We are required to pay Array mid-single digit royalties on worldwide net sales of products developed through the collaboration. With respect to the royalty on products directed to targets other than TRK, we have the right to credit certain milestone payments against royalties on sales of products directed to such target.

Off-Balance Sheet Arrangements

Through June 30, 2018, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of June 30, 2018 and December 31, 2017, we had cash and cash equivalents and investments of $706.4 and $626.6 million, respectively. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable debt securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our available-sale-securities until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on our evaluation, we believe that our disclosure controls and procedures as of June 30, 2018 are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $11.7 million and $15.3 million, respectively, for the three and six months ended June 30, 2018. As of June 30, 2018, we had an accumulated deficit of $303.4 million. We have focused primarily on our drug discovery efforts and developing our product candidates. To date, we have financed our operations primarily through private placements of our convertible preferred stock, our initial public offering, our follow-on public offerings and our collaboration agreement with Bayer. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

The discovery and development of targeted therapeutics for well-defined patient populations is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. The patient populations for our product candidates are not completely defined but are substantially smaller than the general treated cancer population, and we will need to screen and identify these patients. Successful identification of patients is dependent on several factors, including achieving certainty as to how specific genomic alterations respond to our product candidates and developing companion diagnostics to identify such genomic alterations as appropriate. Furthermore, even if we are successful in identifying patients, we cannot be certain that the resulting patient populations will be large enough to allow us to successfully commercialize our products and achieve profitability. Our estimates of the potential market opportunities for our products are informed by work that is not definitive and future analyses may lead to estimates that are higher or lower than these estimates than those provided at any given time, with respect to addressable patient populations. Therefore, we do not know if our approach will be successful, and if our approach is unsuccessful, our business will suffer.

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

•                                          gain market acceptance;

•                                          develop and maintain any strategic relationships we elect to enter into, including our collaborations with Bayer and others; and

•                                          manage our spending as costs and expenses increase due to drug discovery, preclinical development, clinical trials, regulatory approvals and commercialization.

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

Identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success. The timing of our clinical studies depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. The patient populations for our product candidates are not completely defined, but are substantially smaller than other cancer indications, because we are often looking for the same type of genomic alterations across different tumor types and the number of patients with these alterations may be small. We do not yet know exactly how many patients will have the targets that our product candidates are designed to inhibit. In addition, the adoption of genomic testing across large populations of patients with cancer will be required for us to identify patients appropriate for our trials that are restricted to genomically defined populations.

The number of patients suitable for trial enrollment and potential commercialization depends on a series of risks that are difficult to quantify based on available information. For example, in the case of TRK, there is significant uncertainty around the true number of patients with advanced cancer and a TRK fusion, the number of these patients who are referred for comprehensive genomic profiling, the sensitivity of the chosen comprehensive genomic assay for detecting TRK fusions, the ability of healthcare providers to recognize the importance of the presence of a TRK fusion, patient interest in seeking out a TRK inhibitor, and patient interest in larotrectinib instead of a competing program. Nevertheless, in the case of TRK fusion cancers, incidence appears to be low in the more common tumor types. Our proprietary work suggests that there are approximately 1,500-5,000 eligible advanced cancer patients addressable each year in the United States. However, the work that informed this estimate is not definitive and future analyses may lead to estimates that are higher or lower than this estimate. In addition, the broad utilization of sensitive diagnostic tests in routine clinical practice capable of identifying TRK fusion patients is as important to successful commercialization as the actual number of addressable patients. Similar issues apply to our LOXO-292 and LOXO-305 programs as well.

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

•                                          we may experience delays or difficulties in the enrollment of patients whose tumors harbor the specific genomic alterations that our product candidates are designed to target;

•                                          our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•                                          we may have difficulty partnering with experienced CROs that can screen for patients whose tumors harbor the applicable genomic alterations and run our clinical trials effectively;

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

In order to execute on our strategy of advancing the clinical development of our product candidates, we have designed clinical trials for larotrectinib, LOXO-292 and LOXO-195, and expect to design future trials, to include patients whose tumors harbor the applicable genomic alterations that we believe contribute to cancer. Our goal is to enroll patients who have the highest probability of responding to the drug, in order to show early evidence of clinical efficacy. If we are unable to include patients whose tumors harbor the applicable genomic alterations, or if our product fails to work as we expect, our ability to assess the therapeutic effect, seek participation in FDA expedited review and approval programs, including Breakthrough Therapy, Fast Track Designation, Priority Review and Accelerated Approval, or otherwise to seek to accelerate clinical development and regulatory timelines, could be compromised, resulting in longer development times, larger trials and a greater likelihood of not obtaining regulatory approval.

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

As one of the central elements of our business strategy and clinical development approach, we often seek to identify subsets of patients with a genomic alteration who may derive meaningful benefit from our development product candidates. To achieve this, our product development programs can be dependent on the development and commercialization of a companion diagnostic by us or by third-party collaborators. Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices. For example, for larotrectinib, we are working with collaborators to develop appropriate companion diagnostics to identify patients with tumors that harbor TRK fusions. The approval of a companion diagnostic as part of the product labeling may limit the use of the product candidate to only those patients who express the specific genomic alteration it was developed to detect. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all.

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

If companion diagnostics for use with our product candidates fail to gain market acceptance, our ability to derive revenues from sales of our product candidates could be harmed. If insurance reimbursement to the laboratories who perform the companion diagnostic tests is inadequate, utilization may be low, and patient tumors may not be comprehensively screened for the presence of the genomic markers that predict response to our product candidates. If we or our collaborators fail to commercialize these companion diagnostics, we may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with our product candidates or do so on commercially reasonable terms, which could adversely affect and delay the development or commercialization of our product candidates.

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

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. In addition, if, during a preapproval inspection or other inspection of our third-party manufacturers’ facility or facilities, the FDA determines that the facility is not in compliance with cGMP, any of our marketing applications that lists such facility as a manufacturer may not be approved or approval may be delayed until the facility comes into compliance with cGMP and completes a successful reinspection by the FDA

Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

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

If insurance reimbursement to the laboratories who purchase the companion diagnostic tests is inadequate, utilization may be low, and patient tumors may not be comprehensively screened for the presence of the genomic markers that predict response to our product candidates.

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

For example, we may collaborate with United States and foreign academic institutions to accelerate our discovery and preclinical development work under written agreements with these institutions. Typically, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such right of first negotiation for intellectual property, we may be unable to negotiate a license within the specified time frame or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our program.

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

We are an early-stage clinical development company with a limited operating history and, as of June 30, 2018, had 96 full-time employees. We are highly dependent on the research and development, clinical and business development expertise of Joshua H. Bilenker, M.D., our President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

As of June 30, 2018, there were 1,588,232 shares of our common stock available for future grant under our 2014 Equity Incentive Plan. Additionally, as of June 30, 2018, there were outstanding options to purchase up to 4,250,469 shares of our common stock. Any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

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

Exhibit Number	Description

10.1*	2014 Equity Incentive Plan, as amended April 23, 2018 and forms of award agreements.

10.2*	Non-Plan Stock Option Agreement (Inducement Stock Option Award).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

Date: August 9, 2018

LOXO ONCOLOGY, INC.

By:	/s/ Joshua H. Bilenker, M.D.
Joshua H. Bilenker, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2018

LOXO ONCOLOGY, INC.

By:	/s/ Jennifer Burstein
Jennifer Burstein
Senior Vice President of Finance
(Principal Accounting Officer and
Principal Financial Officer)