Form 10-Q
period 2018-09-30
Loxo Oncology, Inc.
filed 2018-11-08
CIK 1581720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Common Stock, $0.0001 par value	Shares outstanding as of October 31, 2018: 30,614,536

PART I

ITEM 1. FINANCIAL STATEMENTS

LOXO ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$136,109	$142,025
Short-term investments	485,890	484,175
Receivable from collaboration partner	—	150,000
Other prepaid expenses and current assets	6,309	5,607
Total current assets	628,308	781,807
Long term investments	25,603	—
Property and equipment, net	4,253	912
Other assets	1,064	723
Total assets	$659,228	$783,442
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,018	$3,996
Payable due to collaboration partner	2,576	—
Accrued expenses and other current liabilities	43,739	22,537
Current portion of deferred revenue	125,436	195,037
Total current liabilities	173,769	221,570
Non-current portion of deferred revenue	106,244	183,662
Total liabilities	280,013	405,232
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.0001 par value; 125,000,000 shares authorized; 30,566,797 and 29,991,884 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	710,137	666,891
Accumulated deficit	(330,460)	(288,112)
Accumulated other comprehensive loss	(465)	(572)
Total stockholders’ equity	379,215	378,210
Total liabilities and stockholders’ equity	$659,228	$783,442

See accompanying notes to unaudited condensed consolidated financial statements.

LOXO ONCOLOGY, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue from collaboration agreement	$42,470	$—	$123,500	$—

Operating expenses:
Research and development	56,928	64,754	130,473	109,321
General and administrative	15,864	9,680	43,800	20,968
Total operating expenses	72,792	74,434	174,273	130,289
Loss from operations	(30,322)	(74,434)	(50,773)	(130,289)
Interest income, net	3,258	1,115	8,425	2,041
Net loss	$(27,064)	$(73,319)	$(42,348)	$(128,248)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.89)	$(2.45)	$(1.40)	$(4.68)
Weighted average shares outstanding, basic and diluted	30,502,789	29,872,198	30,230,160	27,391,020

See accompanying notes to unaudited condensed consolidated financial statements.

LOXO ONCOLOGY, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net loss	$(27,064)	$(73,319)	$(42,348)	$(128,248)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	14	69	107	(75)
Comprehensive loss	$(27,050)	$(73,250)	$(42,241)	$(128,323)

See accompanying notes to unaudited condensed consolidated financial statements.

LOXO ONCOLOGY, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

For the period from January 1, 2018 to September 30, 2018

(in thousands except share and per share amounts)

	Stockholders’ equity
	Common stock				Accumulated
		$0.0001	Additional		Other	Total
		Par	Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2018	29,991,884	$3	$666,891	$(288,112)	$(572)	$378,210
Stock-based compensation expense	—	—	33,150	—	—	33,150
Stock option exercises	574,913	—	10,096	—	—	10,096
Other comprehensive income	—	—	—	—	107	107
Net loss	—	—	—	(42,348)	—	(42,348)
Balance at September 30, 2018	30,566,797	$3	$710,137	$(330,460)	$(465)	$379,215

See accompanying notes to unaudited condensed consolidated financial statements.

LOXO ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Operating activities:
Net loss	$(42,348)	$(128,248)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of premium and discounts on investments	(1,516)	142
Depreciation of property and equipment	392	80
Stock-based compensation	33,150	14,677
Changes in operating assets and liabilities:
Receivable from collaboration partner	150,000	—
Prepaid expenses and other assets	(1,041)	(2,095)
Accounts payable	(1,978)	768
Payable due to collaboration partner	2,576	—
Accrued expenses and other current liabilities	21,202	1,558
Deferred revenue	(147,019)	—
Net cash provided by (used in) operating activities	13,418	(113,118)
Investing activities:
Purchases of available-for-sale securities	(436,593)	(359,694)
Proceeds from maturing available-for-sale securities	410,898	146,055
Purchase of property and equipment	(3,733)	(398)
Net cash used in investing activities	(29,428)	(214,037)
Financing activities:
Proceeds from issuance of common stock, net	—	375,307
Proceeds from the exercise of stock options	10,096	2,207
Net cash provided by financing activities	10,096	377,514
Net (decrease) increase in cash, cash equivalents, and restricted cash	(5,914)	50,359
Cash, cash equivalents, and restricted cash—beginning of period	142,341	30,376
Cash, cash equivalents, and restricted cash—end of period	$136,427	$80,735

See accompanying notes to unaudited condensed consolidated financial statements.

LOXO ONCOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2018

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

The accompanying balance sheet as of September 30, 2018, the statements of operations for the three and nine months ended September 30, 2018 and 2017, the statements of comprehensive loss for the three and nine months ended September 30, 2018 and 2017, the statement of stockholders’ equity for the period from January 1, 2018 to September 30, 2018 and the statements of cash flows for the nine months ended September 30, 2018 and 2017 are unaudited.

The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2018, the results of its operations for the three and nine months ended September 30, 2018 and 2017 and its cash flows for the nine months ended September 30, 2018 and 2017. Certain amounts from prior periods have been reclassified on the statements of cash flows to conform to the current period presentation as a result of the adoption of ASU 2016-18, as described further below. Additionally, operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2018.

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

Collaboration Arrangements

The Company evaluates its collaborative arrangements pursuant to ASC 808, Collaborative Arrangements (“ASC 808”) and ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company considers the nature and contractual terms of collaboration arrangements and assesses whether the arrangement involves a joint operating activity pursuant to which the Company is an active participant and is exposed to significant risks and rewards with respect to the arrangement. If the Company is an active participant and is exposed to significant risks and rewards with respect to the arrangement, the Company accounts for the arrangement as a collaboration under ASC 808. To date, the Company has only entered into a single collaboration agreement with Bayer which was determined to be within the scope of ASC 808.

ASC 808 does not address recognition or measurement matters related to collaborative arrangements. Payments between participants pursuant to a collaborative arrangement that are within the scope of other authoritative accounting literature on income statement classification are accounted for using the relevant provisions of that literature. If the payments are not within the scope of other authoritative accounting literature, the income statement classification for the payments is based on an analogy to authoritative accounting literature or if there is no appropriate analogy, a reasonable, rational and consistently applied accounting policy election. Payments received from a collaboration partner to which this policy applies may include upfront payments in respect of a license of intellectual property, regulatory and sales-based milestones, profit share payments, and royalties.

Refer to the discussion in Note 3. Collaboration Agreement, for further discussion of the accounting related to the Bayer agreement.

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

Research and Development Expenses

Research and development costs are charged to expense as incurred. These costs include, but are not limited to, employee-related expenses, including salaries, benefits, stock-based compensation and travel as well as expenses related to asset acquisitions of IPR&D, third-party collaborations, contract research arrangements, chemistry, manufacturing and controls (“CMC”) related expenses and activities associated with the development of companion diagnostics for our product candidates. Under the Bayer Agreement, the Company receives reimbursement for 50% of its development activity expenses incurred for larotrectinib and LOXO-195 beginning January 1, 2018. This reimbursement of $7.1 million and $22.4 million for the three and nine months ended September 30, 2018, respectively, is recorded as a reduction to the Company’s research and development costs.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheets to the total amount shown in the consolidated statements of cash flows (in thousands):

	September 30, 2018	September 30, 2017
Cash, cash equivalents and restricted cash reconciliation:
Cash and cash equivalents	$136,109	$80,419
Restricted cash included in Other assets	318	316
Total cash, cash equivalents and restricted cash	$136,427	$80,735

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use, or ROU, model that requires a lessee to record a ROU asset and a lease liability on the condensed consolidated balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the condensed consolidated statement of operations. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases: Targeted Improvements, which provides an optional transition method that allows entities to apply the new guidance using a modified retrospective approach at the beginning of the year in which the new lease standard is adopted, rather than to the earliest comparative period presented in their financial statements. The Company will use the new transition option and is also utilizing the package of practical expedients that allows it to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any expired or existing leases. The Company additionally expects to use the practical expedient that allows it to treat the lease and non-lease components of its leases as a single component. The Company is currently evaluating the effect that the updated standards will have on its consolidated financial statements and related disclosures and is in the process of completing an analysis of its existing lease arrangements including the assessment of any embedded leases. The new standard will have an impact on the Company’s consolidated financial statements as it will result in a lease liability and ROU asset on the Company’s consolidated balance sheets and additional lease-related disclosures in the footnotes to the consolidated financial statements.

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

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of changes in stockholders’ equity as required under the new SEC guidance will be included in its Form 10-Q for the quarter ended March 31, 2019.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies certain disclosure requirements on fair value measurements in ASC 820. This ASU is effective for interim and annual periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the effect that ASU 2018-13 will have on its consolidated financial statements disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles — Goodwill and Other — Internal-Use Software, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which requires a customer in a hosting arrangement that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The new guidance is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact the standard will have on the Company’s consolidated financial statements.

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

The Company will lead global development activities and regulatory activities in the United States. Bayer will lead regulatory activities outside the United States and global commercial activities. Globally, the Company will be responsible for 50% of development costs incurred after January 1, 2018. In the United States, where the Company and Bayer will co-promote the products, the Company will be responsible for 50% of the commercial costs and receive 50% of the profits. In addition to the milestones described above, Bayer will pay the Company a $25 million milestone upon achieving a certain aggregate U.S. net sales threshold. The Company will have the right to opt-out of the U.S. co-promotion, in which case the Company would receive a royalty in the low thirties percentage range on U.S. net sales, which is meant to approximate the economics of the 50/50 profit split. Both parties will participate on a Global Steering Committee and a Joint Steering Committee and will participate in working groups established by the Committees.

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

To account for the Bayer Agreement, the Company applied the guidance in ASC 808 as the parties are active participants and are exposed to significant risks and rewards dependent on commercial success of the collaborative activity. The Company also determined that the arrangement does not represent a vendor-customer relationship. ASC 808 does not contain prescriptive guidance on the measurement or recognition of collaborative arrangements. Therefore, there was significant judgment applied in determining a reasonable, rational method of accounting for the Bayer Agreement, with the Company considering the guidance in ASC 606 as well as ASC 730 — Research and Development (“ASC 730”).

Collaboration Revenue

The Company concluded that the upfront payment of $400 million related to the transfer of the licenses to Bayer. The Company considered the guidance in ASC 606 to determine whether and, if so, how to separate the licenses and concluded that Bayer is able to obtain the utility of the larotrectinib and LOXO-195 licenses separately.

The Company also considered the guidance in ASC 606 to determine the measurement of the arrangement consideration related to the licenses.  At contract inception, the Company determined that the upfront payment should be included in the transaction price and constituted the consideration to be allocated to the two licenses. The future potential milestone amounts were not included in the transaction price, as they were all determined to be fully constrained following the concepts of ASC 606. Additionally, the Company expects that any consideration related to royalties and sales-based milestones will be recognized when the subsequent sales occur.

The Company also considered the guidance in ASC 606 to allocate the arrangement consideration to the two licenses. The Company allocated the estimated consideration to the licenses based on its estimates of the relative estimated standalone selling prices. This resulted in an allocation at contract inception of $280 million to larotrectinib and $120 million to LOXO-195. In the event it is probable that a significant reversal of income will not occur for a regulatory milestone, it will be included in the license consideration and allocated to the specific license to which it relates.

In order to determine the period of attribution of the license consideration, the Company considered that Bayer is unable to obtain utility of the licenses without the benefit of the research and development. Therefore, the Company will recognize collaboration revenue for the licenses over time using a proportional performance method.  In applying the proportional performance method of recognition, collaboration revenue will be recognized based on actual development costs incurred as a percentage of the total budgeted development costs over the time period the Company completes its development activities, which the Company believes is the most appropriate measure of the utility provided to Bayer. The Company estimates that the collaboration revenue will be recognized over a remaining weighted average period of 1.1 years for larotrectinib and 1.7 years for LOXO-195. A proportional performance method of recognition requires management to make estimates of costs to complete the development activities. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of increases in the license consideration related to regulatory milestones or revisions to estimated costs to complete the Company’s performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of collaboration revenue recognized in future periods.

The Company has not yet recognized any revenues for milestone payments as the related regulatory or sales milestones have not yet been achieved.

Research and Development Activities

The Company is incurring global development costs, with Bayer responsible for 50% of such costs. The Company will record all costs associated with the development activities as research and development expenses in the consolidated statements of operations consistent with ASC 730. The reimbursement of a portion of the development costs by Bayer is representative of the joint risk sharing nature of the arrangement. The Company considered the guidance in ASC 808 and will recognize the payments received from Bayer as a reduction to research and development expense when the related costs are incurred. For the three and nine months ended September 30, 2018, the Company recognized the reimbursement from Bayer of $7.1 million and $22.4 million, respectively.

Commercialization Activities

Bayer is the principal as it relates to the commercialization of larotrectinib and LOXO-195. Therefore, profits and losses related to commercialization activities, including sales-based milestones, royalties and the Company’s 50% share of U.S. profits or losses incurred by Bayer, will be recognized as collaboration revenue. Commercialization costs incurred by the Company will be recognized as a reduction to the collaboration revenue.

The following table shows the components of revenue from the collaboration agreement for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Upfront:
Revenue recognized from $400M upfront payment	$52,938	$—	$147,019	$—

Milestones	—	—	—	—

Royalties	—	—	—	—

Co-promote:
Product revenue subject to profit sharing (as recorded by Bayer)	—	—	—	—
Combined cost of goods sold, distribution, selling, general and administrative expenses	(20,936)	—	(47,038)	—
Combined collaboration co-promotion profit/(loss)	(20,936)	—	(47,038)	—

Loxo Oncology’s 50/50 share of collaboration co-promotion profit/(loss)	(10,468)	—	(23,519)	—

Total revenue from collaboration agreement	$42,470	$—	$123,500	$—

4.                                      Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Basic and diluted net loss per common share calculation:
Net loss	$(27,064)	$(73,319)	$(42,348)	$(128,248)
Weighted average common shares outstanding — basic and diluted	30,502,789	29,872,198	30,230,160	27,391,020
Net loss per share of common stock — basic and diluted	$(0.89)	$(2.45)	$(1.40)	$(4.68)

The following outstanding securities at September 30, 2018 and 2017 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	September 30, 2018	September 30, 2017
Stock options	4,176,718	3,246,018
Total	4,176,718	3,246,018

5.                                      Fair Value Measurements

Financial Instruments

The financial instruments recorded in the Company’s balance sheets include cash and cash equivalents, receivable owed from collaboration partner, payable due to collaboration partner, investments, and accounts payable. Included in cash and cash equivalents are money market funds representing a type of mutual fund required by law to invest in low-risk securities (for example, U.S. government bonds, U.S. treasury bills and commercial paper) and overnight repurchase agreements. Money market funds are structured to maintain the fund’s net asset value at $1.00 per unit, which assists in providing adequate liquidity upon demand by the holder. Money market funds pay dividends that generally reflect short-term interest rates. Thus, only the dividend yield fluctuates. Also included in cash and cash equivalents are U.S. government sponsored enterprise debt securities that have a maturity of 3 months or less from their original acquisition date. Due to their short-term maturity, the carrying amounts of cash and cash equivalents (including money market funds), receivable owed from collaboration partner, payable due to collaboration partner and accounts payable approximate their fair values. The Company classifies its remaining investments as available-for-sale. Gains or losses on securities sold are based on the specific identification method.

For investments classified as available-for-sale, the Company records unrealized gains or losses resulting from changes in fair value between measurement dates as a component of other comprehensive loss.

(amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2018
Overnight repurchase agreements	$44,250	$—	$—	$44,250
Money market funds	52,482	—	—	52,482
Government enterprise debt securities	29,500	—	—	29,500
Total included in cash and cash equivalents	126,232	—	—	126,232

U.S. Government debt securities	143,810	—	(139)	143,671
Government enterprise debt securities	342,525	—	(306)	342,219
Short-term available-for-sale securities	486,335	—	(445)	485,890

U.S. Government debt securities	11,854	—	(6)	11,848
Government enterprise debt securities	13,769	—	(14)	13,755
Long-term available-for-sale securities	25,623	—	(20)	25,603
Total fair value financial instruments	$638,190	$—	$(465)	$637,725

December 31, 2017
Overnight repurchase agreements	$51,750	$—	$—	$51,750
Money market funds	50,744	—	—	50,744
Government enterprise debt securities	23,444	—	—	23,444
Total included in cash and cash equivalents	125,938	—	—	125,938

U.S. Government debt securities	192,473	1	(129)	192,345
Government enterprise debt securities	292,274	—	(444)	291,830
Short-term available-for-sale securities	484,747	1	(573)	484,175
Total fair value financial instruments	$610,685	$1	$(573)	$610,113

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

The Company’s financial assets measured at fair value on a recurring basis at September 30, 2018 were as follows (in thousands):

	Fair Value Measurements at Measurement Date:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total as of September 30, 2018

Assets:
Cash and cash equivalents
Overnight repurchase agreements	$44,250	$—	$—	$44,250
Money market funds	52,482	—	—	52,482
Government enterprise debt securities	—	29,500	—	29,500
Total cash and cash equivalents	96,732	29,500	—	126,232
Short-term investments
U.S. Government debt securities	143,671	—	—	143,671
Government enterprise debt securities	—	342,219	—	342,219
Total short-term investments	143,671	342,219	—	485,890
Long-term investments
U.S. Government debt securities	11,848	—	—	11,848
Government enterprise debt securities	—	13,755	—	13,755
Total long-term investments	11,848	13,755	—	25,603
Totals	$252,251	$385,474	$—	$637,725

The Company’s financial assets measured at fair value on a recurring basis at December 31, 2017 were as follows (in thousands):

	Fair Value Measurements at Measurement Date:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total as of December 31, 2017

Assets:
Cash and cash equivalents
Overnight repurchase agreements	$51,750	$—	$—	$51,750
Money market funds	50,744	—	—	50,744
Government enterprise debt securities	—	23,444	—	23,444
Total cash and cash equivalents	102,494	23,444	—	125,938
Short-term investments
U.S. Government debt securities	192,345	—	—	192,345
Government enterprise debt securities	—	291,830	—	291,830
Total short-term investments	192,345	291,830	—	484,175
Totals	$294,839	$315,274	$—	$610,113

There were no items that were accounted for at fair value on a non-recurring basis for the nine months ended September 30, 2018 and 2017. The Company’s Level 2 securities are typically valued utilizing third party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. At September 30, 2018 and December 31, 2017, the Company’s cash and cash equivalents were held by two financial institutions and the amounts on deposit were in excess of Federal Deposit Insurance Company insurance limits. The Company mitigates this risk by depositing its uninsured cash in major well capitalized financial institutions, and by investing excess operating cash in overnight repurchase agreements which are 100% collateralized by U.S. government backed securities with the Company’s bank. The Company has not recognized any losses on its cash and cash equivalents.

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

In 2018, our Board of Directors approved the grant of non-plan inducement stock options (“non-plan inducement option grants”) to prospective employees pursuant to non-plan stock option agreements as a material inducement for entering into employment with the Company.  The non-plan inducement option grants must be made in connection with the commencement of employment, are subject to the Company’s standard vesting schedule and will expire no more than ten years from their respective dates of grant.  Additionally, recipients of non-plan inducement option grants must meet certain other pre-employment criteria. During the nine months ended September 30, 2018, the Company granted 98,525 inducement stock options to employees.

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

As of September 30, 2018, the Company has reserved 5,228,625 shares of its common stock to be issued under the A&R 2014 Plan, including those shares transferred from the 2013 Plan to be issued under the A&R 2014 Plan, of which 1,521,732 shares were available for future issuance. The A&R 2014 Plan authorizes the award of stock options, restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), performance awards and stock bonuses.

The following table summarizes stock option activity for the period from January 1, 2018 through September 30, 2018:

			Average
		Weighted-	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic Value
	of Shares	Exercise Price	Term (in years)	(in thousands)
Outstanding at January 1, 2018	3,225,356	$25.82	7.72	$188,626
Granted	1,554,775	98.36
Exercised	(574,913)	17.56
Expired	—	—
Forfeited	(28,500)	89.00
Outstanding at September 30, 2018	4,176,718	$53.52	7.99	$490,720
Vested and expected to vest at September 30, 2018	4,035,232	$52.53	7.95	$478,110
Exercisable at September 30, 2018	1,931,667	$27.14	6.94	$277,712
Weighted-average grant date fair value of options granted during the nine months ended September 30, 2018	$59.72

As of September 30, 2018, there was $108.8 million of total unrecognized compensation expense related to options granted but not yet vested of which $10.9 million is attributable to non-employee awards and subject to re-measurement until vested. The total unrecognized compensation expense of $108.8 million will be recognized as expense over a weighted-average period of 2.94 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of option awards with the following weighted-average assumptions, certain of which are based on industry comparative information, for the period indicated:

Nine Months Ended September 30, 2018
Risk-free interest rate	2.45%
Expected dividend yield	0%
Expected stock price volatility	68.84%
Expected term of options (in years)	6.1
Expected forfeiture rate	9.08%

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

Share-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$4,205	$2,148	$14,313	$8,010
General and administrative	6,948	3,120	18,837	6,667
	$11,153	$5,268	$33,150	$14,677

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

As part of the agreement the Company agreed to pay Array a fixed amount per month, based on Array’s commitment to provide full-time equivalents and other support relating to the conduct of the discovery and preclinical development programs. For the three months ended September 30, 2018 and 2017, the Company recorded $2.4 million and $2.2 million, respectively, of research and development expenses related to the collaboration agreement. For the nine months ended September 30, 2018 and 2017, the Company recorded $7.3 million and $6.1 million, respectively, of research and development expenses related to the collaboration agreement. With respect to this discovery and preclinical program, the collaboration agreement, as amended, ran through September 30, 2018. Projects that were in-process at the time of the collaboration’s expiry have since been transferred to the Company’s internal discovery facility and team.

Milestones

With respect to product candidates directed to TRK, including larotrectinib and LOXO-195, the Company could be required to pay Array up to $223 million in milestone payments for each compound, the substantial majority of which are due upon the achievement of commercial milestones. The Company has made or accrued $7.0 million and $1.3 million in larotrectinib and LOXO-195 milestone payments, respectively, from inception through September 30, 2018. No expense relating to a milestone payment was recognized in research and development expenses for either larotrectinib or LOXO-195 in the three and nine months ended September 30, 2018. A milestone payment of $1.0 million was recognized in research and development expenses relating to LOXO-195 in the three and nine months ended September 30, 2017.

With respect to product candidates directed to targets other than TRK, including LOXO-292, the Company could be required to pay Array up to $213 million in milestone payments, the substantial majority of which are due upon the achievement of commercial milestones. The Company has made or accrued $8.3 million in LOXO-292 milestone payments from inception through September 30, 2018. Milestone payments of $4.0 million and $7.0 million were recognized in research and development expenses for LOXO-292 in the three and nine months ended September 30, 2018, respectively. A milestone payment of $1.0 million for LOXO-292 was recognized in research and development expenses in the nine months ended September 30, 2017.

Royalties

The Company is required to pay Array mid-single digit royalties on worldwide net sales of products that were discovered under the agreement. With respect to the royalty on products directed to targets other than TRK, including LOXO-292, the Company has the right to credit certain milestone payments against royalties on sales of products directed to such target.

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

8.                                     Related Party Transactions

Dr. Lori Kunkel, a board member, had a consulting agreement with the Company to assist in the Company’s drug development process, which was modified, effective as of October 31, 2015, to provide that she receives only the standard director compensation for her services. Dr. Kunkel also received stock option grants in 2013 and 2014 as compensation for her consulting services. As of September 30, 2018, these stock options are fully vested. During the three and nine months ended September 30, 2018, the Company recognized stock-based compensation expense of $0.2 million and $1.0 million, respectively, and during the three and nine months ended September 30, 2017, the Company recognized stock-based compensation of $0.3 million and $1.7 million, respectively, in accordance with the terms of the consulting agreement.

Dr. Keith Flaherty, a board member, has an agreement with the Company to serve as Scientific Advisor Board (“SAB”) Chair for which he receives cash compensation. Dr. Flaherty also received stock option grants in 2013, 2014, and 2018 as compensation for his SAB services. The stock options granted in 2013 are fully vested, stock options granted in 2014 and 2018 continue to vest. Both cash compensation that was expensed as incurred and stock-based compensation are recorded as a component of research and development expenses. During the three months ended September 30, 2018 and 2017, the Company recognized cash compensation expense of $15 thousand and $15 thousand, respectively, and stock-based compensation expense of $0.1 million and $0.5 million, respectively, in accordance with the terms of the SAB agreement. During the nine months ended September 30, 2018 and 2017, the Company recognized cash compensation expense of $48 thousand and $45 thousand, respectively, and stock-based compensation expense of $0.8 million and $2.3 million, respectively, in accordance with the terms of the SAB agreement.

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

Forward Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. You should refer to the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

With our scientific knowledge, collaborative partnerships and targeted approach, we are developing multiple small molecule therapeutics utilizing focused clinical development strategies in well-defined patient populations. Larotrectinib, a selective TRK inhibitor currently in clinical development, is being evaluated in three ongoing multi-center studies that include patients with solid tumors that harbor TRK gene fusions. In May 2018, we announced that the U.S. Food and Drug Administration (“FDA”) accepted the company’s New Drug Application (“NDA”) and granted Priority Review for larotrectinib for the treatment of adult and pediatric patients with locally advanced or metastatic solid tumors harboring an NTRK gene fusion. The FDA set a target action date of November 26, 2018, under the Prescription Drug User Fee Act (“PDUFA”). In October 2018, updated clinical data for larotrectinib were presented at the European Society for Medical Oncology (ESMO) 2018 Congress. The oral presentation provided approximately one year of additional follow-up for the primary dataset, the 55 patients with TRK fusion cancer described in the larotrectinib New England Journal of Medicine publication from February 2018. In addition, the update included data for a supplementary dataset, an additional 67 patients with TRK fusion cancer who were subsequently enrolled across the larotrectinib development program. Response evaluations were based on investigator assessment. As of a data cut-off date of July 30, 2018, in the primary dataset (n=55), the overall response rate (ORR) was 80% (44/55) (95% CI: 67-90%) and in the supplementary dataset (n=67), the ORR was 81% (44/54) (95% CI: 69-91%). Across both datasets, the ORR was 81% (88/109) (95% CI: 72-88%). The ORR analyses for the supplementary and integrated datasets included nine patients with unconfirmed partial responses awaiting confirmatory response assessments, but did not include 13 patients who were awaiting an initial response assessment and continuing on study. Median duration of response (DOR) had not been reached in either the primary dataset or supplementary dataset, with median follow-up of 17.6 months and 7.4 months, respectively. Larotrectinib was well tolerated, with the majority of adverse events recorded as grade 1 or 2. The most common treatment-emergent adverse events occurring in 15% or more of patients in the trial were fatigue, dizziness, nausea, constipation, anemia, increased ALT, increased AST, cough, diarrhea, vomiting, pyrexia, dyspnea, headache, myalgia and peripheral oedema.

In June 2018, we announced positive interim clinical data from the LOXO-292 dose escalation trial in RET-altered cancers that were presented at the American Society of Clinical Oncology Annual Meeting (“ASCO”), and announced updated data at the International Association for the Study of Lung Cancer (IASLC) 19th World Conference on Lung Cancer in September 2018 and the

Annual Meeting of the American Thyroid Association in October 2018. In August 2018, we announced that we recently conducted a meeting with the FDA for LOXO-292. Based on written minutes from the FDA, we expect to submit an NDA for LOXO-292 in late 2019, utilizing data generated from the ongoing LIBRETTO-001 clinical trial.

We also have programs in development for TRK (“LOXO-195”), RET (“LOXO-292”), BTK (“LOXO-305”), FGFR and other targets.

Since inception, we have incurred significant operating losses. Our net loss for the three and nine months ended September 30, 2018 was $27.1 million and $42.3 million, respectively, including approximately $56.9 million and $130.5 million, respectively, of total research and development expenses, and approximately $15.9 million and $43.8 million, respectively, of total general and administrative expenses, partially offset by revenue from our Bayer collaboration agreement of $42.5 million and $123.5 million, respectively. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the discovery, development and clinical trials of, and seek regulatory approval for and pursue potential commercialization of, our product candidates. In addition, we will also incur additional expenses if and as we enter into additional collaboration agreements, acquire or in-license products and technologies, enter into companion diagnostics collaborations, establish sales, marketing and distribution infrastructure, expand our lab and scientific infrastructure and/or expand and protect our intellectual property portfolio.

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

In addition to an upfront cash payment of $400.0 million, we are eligible to receive $450.0 million in milestone payments upon larotrectinib regulatory approvals and first commercial sale events in certain major markets and an additional $200.0 million in milestone payments upon LOXO-195 regulatory approvals and first commercial sale events in certain major markets. Bayer will also pay us a $25.0 million milestone upon achieving a certain U.S. net sales threshold.

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

Interest Income, net

Interest income, net consists principally of the interest earned from our short-term and long-term investments and amortization of premiums related to certain of our investments, partially offset by the amortization of discounts recorded in connection with the purchase of certain investments.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017 (in thousands)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Change
	(unaudited)	(unaudited)
Revenue from collaboration agreement	$42,470	$—	$42,470

Operating expenses:
Research and development	56,928	64,754	(7,826)
General and administrative	15,864	9,680	6,184
Total operating expenses	72,792	74,434	(1,642)
Loss from operations	(30,322)	(74,434)	44,112
Interest income, net	3,258	1,115	2,143

Net loss	$(27,064)	$(73,319)	$46,255

Revenue from collaboration agreement

For the three months ended September 30, 2018, we recognized $42.5 million of revenues under the Bayer Agreement which includes the components in the table below. We did not recognize any revenue from collaboration agreements during the three months ended September 30, 2017.

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2018	2017
	(unaudited)	(unaudited)
Upfront:
Revenue recognized from $400M upfront payment	$52,938	$—

Milestones	—	—

Royalties	—	—

Co-promote:
Product revenue subject to profit sharing (as recorded by Bayer)	—	—
Combined cost of goods sold, distribution, selling, general and administrative expenses	(20,936)	—
Combined collaboration co-promotion profit/(loss)	(20,936)	—

Loxo Oncology’s 50/50 share of collaboration co-promotion profit/(loss)	(10,468)	—

Total revenue from collaboration agreement	$42,470	$—

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

The Company and Bayer make quarterly cost-sharing payments to one another in amounts necessary to ensure that each party bears its contractual share of the overall shared co-promote profits/costs incurred.  For the three months ended September 30, 2018, the Company recognized $52.9 million of revenue under the Bayer Agreement related to the portion of the upfront payment earned during the period, partially offset by $10.5 million in co-promote costs.

Research and development expenses

Research and development expenses were $56.9 million for the three months ended September 30, 2018, compared to $64.8 million for the three months ended September 30, 2017. The decrease was primarily due to the $40.0 million asset acquisition of the BTK inhibitor program from Redx in the third quarter of 2017, partially offset by an increase due to expanded development activities including clinical and CMC related expenses. The expense for the three months ended September 30, 2018 is net of 50/50 cost-sharing with Bayer for larotrectinib and LOXO-195 development costs. There were also increases related to higher headcount and employment-related costs, as well as higher stock-based compensation costs. As a result, we had increases of LOXO-292 development expenses of $20.4 million, LOXO-305 development expenses of $3.0 million, Array full-time equivalents and milestones of $3.2 million, employment costs of $3.5 million, stock-based compensation of $2.1 million, $1.8 million in discovery costs and $1.1 million of other costs which includes Boulder lab and other infrastructure expenses to support our research and development operations. These increases were offset by a net decrease in larotrectinib and LOXO-195 development expenses of $3.7 million primarily due to the 50/50 cost sharing with Bayer.

General and administrative expenses

General and administrative expenses were $15.9 million for the three months ended September 30, 2018, compared to $9.7 million for the three months ended September 30, 2017. The increase was primarily due to increased stock-based compensation expense of $3.8 million, general and administrative professional fees of $0.8 million, employment-related expenses of $0.9 million and $0.5 million of facility and other general and administrative costs.

Interest income, net

Interest income was $3.3 million for the three months ended September 30, 2018, compared to $1.1 million for the three months ended September 30, 2017. The increase was primarily due to the increase in short and long-term investment balances as of September 30, 2018 as compared to September 30, 2017, in addition to increasing interest rates.

Comparison of the Nine Months Ended September 30, 2018 and 2017 (in thousands)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Change
	(unaudited)	(unaudited)

Revenue from collaboration agreement	$123,500	$—	$123,500

Operating expenses:
Research and development	130,473	109,321	21,152
General and administrative	43,800	20,968	22,832
Total operating expenses	174,273	130,289	43,984
Loss from operations	(50,773)	(130,289)	79,516
Interest income, net	8,425	2,041	6,384

Net loss	$(42,348)	$(128,248)	$85,900

Revenue from collaboration agreement

For the nine months ended September 30, 2018, we recognized $123.5 million of revenues under the Bayer Agreement, which includes the components in the table below. We did not recognize any revenue from collaboration agreements during the nine months ended September 30, 2017.

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2018	2017
	(unaudited)	(unaudited)
Upfront:
Revenue recognized from $400M upfront payment	$147,019	$—

Milestones	—	—

Royalties	—	—

Co-promote:
Product revenue subject to profit sharing (as recorded by Bayer)	—	—
Combined cost of goods sold, distribution, selling, general and administrative expenses	(47,038)	—
Combined collaboration co-promotion profit/(loss)	(47,038)	—

Loxo Oncology’s 50/50 share of collaboration co-promotion profit/(loss)	(23,519)	—

Total revenue from collaboration agreement	$123,500	$—

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

The Company and Bayer make quarterly cost-sharing payments to one another in amounts necessary to ensure that each party bears its contractual share of the overall shared co-promote profits/costs incurred.  For the nine months ended September 30, 2018, the Company recognized $147.0 million of revenue under the Bayer Agreement related to the portion of the upfront payment earned during the period, partially offset by $23.5 million in co-promote costs.

Research and development expense

Research and development expenses were $130.5 million for the nine months ended September 30, 2018, compared to $109.3 million for the nine months ended September 30, 2017. The increase was primarily due to expanded development activities, including clinical and CMC related costs and expenses. These numbers are net of 50/50 cost-sharing with Bayer for larotrectinib and LOXO-195 development costs for the 2018 period. We also had higher headcount and employment-related costs, as well as higher stock-based compensation costs. As a result, we had increases in LOXO-292 development expenses of $41.0 million, LOXO-305 development costs of $9.4 million, stock-based compensation of $6.3 million, Array full-time equivalents and milestones of $6.2 million. employment-related expenses of $6.4 million, $2.5 million of discovery costs and $4.1 million of other costs which includes Boulder lab and other infrastructure expenses to support our research and development operations. This was offset by a net decrease in larotrectinib and LOXO-195 development expenses of $16.3 million primarily due to the 50/50 cost sharing with Bayer for the 2018 period.  This increase was further offset by a $40.0 million asset acquisition of the BTK inhibitor program from Redx in the prior year.

General and administrative expense

General and administrative expenses were $43.8 million for the nine months ended September 30, 2018, compared to $21.0 million for the nine months ended September 30, 2017. The increase was primarily due to increased stock-based compensation expense of $12.2 million, general and administrative fees of $5.1 million, employment-related costs of $3.9 million and $1.4 million of facility and other general and administrative costs.

Interest income, net

Interest income was $8.4 million for the nine months ended September 30, 2018, compared to $2.0 million for the nine months ended September 30, 2017. The increase was primarily due to the increase in short and long-term investment balances as of September 30, 2018 as compared to September 30, 2017, in addition to increasing interest rates.

Liquidity and Capital Resources

Our financial statements and related disclosures have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should we be unable to continue in existence. We have not generated any revenues from products and have not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing and commercialization of our products will require significant additional financing.  We incurred a net loss of $42.3 million for the nine months ended September 30, 2018. Net cash provided by operating activities was $13.4 million during the nine months ended September 30, 2018.

At September 30, 2018, we had an accumulated deficit of $330.5 million and working capital of $454.5 million. Aggregate cash equivalents and investments were $647.6 million at September 30, 2018. Management expects to incur substantial and increasing losses in future periods.

Our ability to successfully pursue our business is subject to certain risks and uncertainties, including among others, uncertainty of product development, competition from third parties, uncertainty of capital availability, uncertainty in our ability to enter into agreements with collaborative partners, dependence on third parties, and dependence on key personnel. Historically, we have financed our operations principally through private placements of preferred stock, our initial public offering of common stock, follow-on offerings of common stock and the $400.0 million upfront payment received from our collaboration with Bayer. We plan to finance future operations with a combination of proceeds from the issuance of equity, debt and other sources, our collaboration with Bayer and other potential collaborations and revenues from future product sales, if any. Historically, we had not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our planned products. We believe that our existing cash, cash equivalents and investments as of September 30, 2018, will be sufficient to enable us to continue as a going concern through at least November 8, 2019.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2018	2017
	(unaudited)	(unaudited)
Net cash provided by (used in):
Operating activities	$13,418	$(113,118)
Investing activities	(29,428)	(214,037)
Financing activities	10,096	377,514
Net (decrease) increase in cash and cash equivalents	$(5,914)	$50,359

Net cash provided by (used in) operating activities

Net cash provided by operating activities was $13.4 million for the nine months ended September 30, 2018 and consisted primarily of the receipt of $150.0 million in cash from our collaboration partner, non-cash stock-based compensation expenses of $33.2 million, and an increase in accrued expenses and other current liabilities of $21.2 million. This was offset by a net loss of $42.3 million and a decrease in deferred revenue of $147.0 million.

Net cash used in operating activities was $113.1 million for the nine months ended September 30, 2017 and consisted primarily of a net loss of $128.2 million, which included the $40.0 million cash asset acquisition of the BTK inhibitor program from Redx, a decrease in paid expenses and other current assets of $2.1 million, an increase in accrued expenses in other current liabilities of $1.6 million and an increase in accounts payable of $0.8 million. This was offset by noncash expenses of $14.9 million, primarily attributable to stock-based-compensation expense.

Net cash used in investing activities

Net cash used in investing activities for the nine months ended September 30, 2018 totaled $29.4 million and consisted primarily of $436.6 million of available for sale security purchases offset by $410.9 million of proceeds from maturing available-for-sale securities.

Net cash used in investing activities for the nine months ended September 30, 2017 totaled $214.0 million and consisted primarily of $359.7 million of available for sale security purchases offset by $146.0 million of proceeds from maturing available-for-sale securities.

Net cash provided by financing activities

Net cash provided by financing activities was $10.1 million for the nine months ended September 30, 2018, which was primarily due to proceeds from the exercise of employee stock options.

Net cash provided by financing activities was $377.5 million for the nine months ended September 30, 2017, which was primarily due to $375.3 million in net proceeds from the sale and issuance of our common stock in January 2017 and June 2017. We also received $2.2 million in proceeds from the exercise of employee stock options.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund our clinical trials, prepare for potential larotrectinib commercialization, establish companion diagnostics collaborations, fund clinical trials of our product candidates and continue other preclinical activities.

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

•                  the progress and results of our clinical programs;

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

As part of the Array Agreement, as amended, we agreed to pay Array a fixed amount per month, based on Array’s commitment to provide full-time equivalents and other support relating to the conduct of the discovery and preclinical development programs. For the three months ended September 30, 2018 and 2017, we recorded $2.4 million and $2.2 million, respectively, of research and development expenses related to the collaboration agreement. For the nine months ended September 30, 2018 and 2017, we recorded $7.3 million and $6.1 million, respectively, of research and development expenses related to the collaboration agreement. With respect to this discovery and preclinical program, the collaboration agreement, as amended, ran through September 30, 2018. Projects that were in-process at the time of the collaboration’s expiry have since been transferred to the Company’s internal discovery facility and team.

Milestones

With respect to product candidates directed to TRK, including larotrectinib and LOXO-195, we could be required to pay Array up to $223 million in milestone payments for each compound, the substantial majority of which are due upon the achievement of commercial milestones. We have made or accrued $7.0 million and $1.3 million in larotrectinib and LOXO-195 milestone payments, respectively, from inception through September 30, 2018. No expense was recognized in research and development relating to LOXO-195 and larotrectinib in the three and nine months ended September 30, 2018. A milestone payment of $1.0 million was recognized in research and development relating to LOXO-195 in the three and nine months ended September 30, 2017.

With respect to product candidates directed to targets other than TRK, including LOXO-292, we could be required to pay Array up to $213 million in milestone payments, the substantial majority of which are due upon the achievement of commercial milestones. We have made or accrued $8.3 million in LOXO-292 milestone payments from inception through September 30, 2018.  Milestone payments of $4.0 million and $7.0 million were recognized in research and development expenses for LOXO-292 in the three and nine months ended September 30, 2018, respectively. A milestone payment of $1.0 million for LOXO-292 was recognized as Research and Development expense in the nine months ended September 30, 2017.

Royalties

We are required to pay Array mid-single digit royalties on worldwide net sales of products developed through the collaboration. With respect to the royalty on products directed to targets other than TRK, including LOXO-292, we have the right to credit certain milestone payments against royalties on sales of products directed to such target.

Off-Balance Sheet Arrangements

Through September 30, 2018, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of September 30, 2018 and December 31, 2017, we had cash and cash equivalents and investments of $647.6 million and $626.2 million, respectively. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable debt securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our available-for-sale-securities until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on our evaluation, we believe that our disclosure controls and procedures as of September 30, 2018 are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $27.1 and $42.3 million, respectively, for the three and nine months ended September 30, 2018. As of September 30, 2018, we had an accumulated deficit of $330.5 million. We have focused primarily on our drug discovery efforts and developing our product candidates. To date, we have financed our operations primarily through private placements of our convertible preferred stock, our initial public offering, our follow-on public offerings and our collaboration agreement with Bayer. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

•                                          maintain and leverage our collaborations;

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

We are a clinical development company. We were incorporated in May 2013 and commenced operations in the third quarter of 2013. We rely on collaborations with third parties for discovery, preclinical development, manufacturing, companion diagnostics development and other activities critical to our business. For larotrectinib and LOXO-195, we rely on our collaboration with Bayer to commercialize these products and secure regulatory approvals outside of the United States. Our operations to date have been limited to organizing and staffing our Company, business planning, raising capital, acquiring and developing our technology, identifying and acquiring potential product candidates and conducting product development activities, which we have advanced into clinical trials, and other product candidates. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, develop companion diagnostics, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Medicines, on average, take ten to fifteen years to be developed from the time they are discovered to the time they are available for treating patients. Consequently, any predictions about our future success or viability based on our short operating history to date may not be as accurate as if we had a longer operating history.

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

If we are unsuccessful in accomplishing these objectives, we may not be able to successfully develop and commercialize our product candidates, and our business will suffer.

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

The number of patients suitable for trial enrollment and potential commercialization depends on a series of risks that are difficult to quantify based on available information. For example, in the case of TRK, there is significant uncertainty around the true number of patients with advanced cancer and a TRK fusion, the number of these patients who are referred for comprehensive genomic profiling, the sensitivity of the chosen comprehensive genomic assay for detecting TRK fusions, the ability of healthcare providers to recognize the importance of the presence of a TRK fusion, patient interest in seeking out a TRK inhibitor, and patient interest in larotrectinib instead of a competing program. Nevertheless, in the case of TRK fusion cancers, incidence appears to be low in the more common tumor types. Our proprietary work suggests that there are approximately 2,500-3,000 eligible advanced cancer patients addressable each year in the United States. However, the work that informed this estimate is not definitive and future analyses may lead to estimates that are higher or lower than this estimate. In addition, the broad utilization of sensitive diagnostic tests in routine clinical practice capable of identifying TRK fusion patients is as important to successful commercialization as the actual number of addressable patients. Similar issues apply to our LOXO-292 and LOXO-305 programs as well.

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

We may not be successful in advancing the clinical development of our product candidates.

In order to execute on our strategy of advancing the clinical development of our product candidates, we have designed clinical trials, and expect to design future trials, to include patients whose tumors harbor the applicable genomic alterations that we believe contribute to cancer. Our goal is to enroll patients who have the highest probability of responding to the drug, in order to show early evidence of clinical efficacy. If we are unable to include patients whose tumors harbor the applicable genomic alterations, or if our product fails to work as we expect, our ability to assess the therapeutic effect, seek participation in FDA expedited review and approval programs, including Breakthrough Therapy, Fast Track Designation, Priority Review and Accelerated Approval, or otherwise to seek to accelerate clinical development and regulatory timelines, could be compromised, resulting in longer development times, larger trials and a greater likelihood of not obtaining regulatory approval.

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

The larotrectinib EU MAA has been submitted by Bayer and regulatory filings are planned or underway for other markets as well.  Regulatory standards in these territories may differ from those in the U.S. There is risk that larotrectinib will not receive approvals in these territories.

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

Our product candidates must be approved by the FDA pursuant to an NDA in the United States and by the European Medicines Agency (“EMA”) and similar regulatory authorities outside the United States prior to commercialization. The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have little experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs and our collaborators to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities, among other requirements. Our product candidates may not be effective, may be only moderately effective, may not have an acceptable durability of response, may not have an acceptable risk-benefit profile, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. For example, development programs that span many tumor types are relatively novel, and to date, the FDA has approved only one therapy to treat multiple tumor types based on a common biomarker. We cannot be sure that the FDA will approve our NDA for larotrectinib or our other product candidates. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may also cause delays in or prevent the approval of an application.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a disease with a patient population of fewer than 200,000 individuals in the United States. In 2015, the FDA granted larotrectinib orphan drug designation for the treatment of soft tissue sarcoma. In 2016, the European Commission designated larotrectinib as an orphan medicinal product for treatment of patients with soft tissue sarcoma. In 2017, the FDA granted orphan drug designation to larotrectinib for the “treatment of solid tumors with NTRK-fusion proteins.”  In 2018, the FDA granted LOXO-195 orphan drug designation for the treatment of solid tumors with NTRK-fusion proteins that have developed acquired resistance to prior TRK inhibitor therapy. In October 2018, the FDA granted orphan drug designation for LOXO-292 for the treatment of pancreatic cancer. There can be no assurance that any of our other product candidates will be designated as an orphan drug.

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

Orphan Drug Exclusivity of our product candidates may not effectively protect the product candidate from competition because different drugs can be approved for the same orphan condition. In addition, after an orphan drug is approved and granted exclusivity, the FDA can subsequently approve a different drug containing the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. The FDA can also approve drugs containing the same active moiety for different indications.

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

In July 2016, we announced that the FDA granted Breakthrough Therapy Designation to larotrectinib “for the treatment of unresectable or metastatic solid tumors with NTRK-fusion proteins in adult and pediatric patients who require systemic therapy and who have either progressed following prior treatment or who have no acceptable alternative treatments.” In September 2018, we announced that the FDA granted Breakthrough Therapy Designation to LOXO-292 “for the treatment of patients with metastatic RET-fusion-positive non-small cell lung cancer who require systemic therapy and have progressed following platinum-based chemotherapy and an anti-PD-1 or anti-PD-L1 therapy”; and “for the treatment of patients with RET-mutant medullary thyroid cancer who require systemic therapy, have progressed following prior treatment and have no acceptable alternative treatment options.”  In addition, in October 2018, we announced that the FDA granted Breakthrough Therapy Designation to LOXO-292 “for the treatment of patients with advanced RET-fusion-positive thyroid cancer who require systemic therapy, have progressed following prior treatment and have no acceptable alternative treatment options.” There can be no assurance that our products will be approved by the FDA with these indications or at all.  There can be no assurance that any of our other product candidates will receive Breakthrough Therapy Designation. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have received a Breakthrough Therapy Designation, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for development.

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

Under the Bayer Agreement, we are eligible to receive $450.0 million in milestone payments upon larotrectinib regulatory approvals and first commercial sale events in certain major markets and an additional $200.0 million in milestone payments upon LOXO-195 regulatory approvals and first commercial sale events in certain major markets. Bayer will also pay us a $25.0 million milestone upon achieving a certain U.S. net sales threshold. We may not receive royalty or milestone revenue under the Bayer Agreement for several years, or at all.

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

We rely on third-party clinical research contractors and organizations, third-party contractors, clinical data management organizations, independent contractors, medical institutions and clinical investigators to conduct our clinical trials. These agreements may terminate for a variety of reasons, including a failure to perform by the third parties. If we needed to enter into alternative arrangements, our product development activities could be delayed.

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

In order to commercialize any product candidates, we, in collaboration with commercial partners as applicable, must build on a territory-by-territory basis marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If our product candidates receive regulatory approval, we, in collaboration with commercial partners as applicable, intend to establish an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time consuming and will require significant attention of our executive officers to manage. Capable managers with commercial experience will need to be identified and successfully recruited to the company.  Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of any of our products that we obtain approval to market. With respect to the commercialization of all or certain of our product candidates, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. Under our collaboration agreement with Bayer, Bayer will lead global commercial and marketing activities for larotrectinib and LOXO-195 outside of the United States, over which we will have limited control. Within the United States, Bayer will lead commercial and marketing activities for larotrectinib and LOXO-195, and we will co-promote the products with Bayer. If we are unable to enter into such arrangements when needed on acceptable terms or at all, or if Bayer breaches our collaboration agreement or is otherwise unsuccessful in marketing our products, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval or any such commercialization may experience delays or limitations. While the U.S. commercial partnership with Bayer is a 50/50 cost and profit split, Bayer has a greater operational role and final decision-making authority on key strategic issues such as spending, strategy, and pricing. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. In addition, many companies are developing cancer therapeutics that work by inhibiting multiple kinases that may directly compete with our product candidates.

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

We currently hold $10 million in product liability insurance coverage in the aggregate, with a per incident limit of $10 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. In addition, if one of our collaboration partners were to become subject to product liability claims or were unable to successfully defend themselves against such claims, any such collaboration partner could be more likely to terminate such relationship with us and therefore substantially limit the commercial potential of our products.

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

Risks Related to Employee Matters, Managing Growth and Macroeconomic Conditions

We are highly dependent on our Chief Executive Officer and our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

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

As of September 30, 2018, there were 1,521,732 shares of our common stock available for future grant under our 2014 Equity Incentive Plan. Additionally, as of September 30, 2018, there were outstanding options to purchase up to 4,176,718 shares of our common stock. Any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

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

Date: November 8, 2018

LOXO ONCOLOGY, INC.

By:	/s/ Joshua H. Bilenker, M.D.
Joshua H. Bilenker, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2018

LOXO ONCOLOGY, INC.

By:	/s/ Jennifer Burstein
Jennifer Burstein
Senior Vice President of Finance
(Principal Accounting Officer and
Principal Financial Officer)